Form 10-Q
period 2024-09-30
PENN Entertainment, Inc.
filed 2024-11-07
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2024, the number of shares of the registrant’s common stock outstanding was 152,629,402 (including 468,932 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$834.0	$1,071.8
Accounts receivable, net	239.7	319.0
Prepaid expenses	155.9	225.6
Other current assets	51.3	42.6
Total current assets	1,280.9	1,659.0
Property and equipment, net	3,580.9	3,514.0
Investment in and advances to unconsolidated affiliates	88.6	84.9
Goodwill	2,664.3	2,695.1
Other intangible assets, net	1,624.8	1,618.2
Operating lease right-of-use assets	4,030.6	4,264.7
Finance lease right-of-use assets	2,036.9	2,041.0
Other assets	207.5	187.3
Total assets	$15,514.5	$16,064.2

Liabilities
Current liabilities
Accounts payable	$66.7	$36.6
Current maturities of long-term debt	38.2	47.6
Current portion of financing obligations	42.9	41.3
Current portion of operating lease liabilities	315.4	302.3
Current portion of finance lease liabilities	52.5	40.3
Accrued expenses and other current liabilities	845.5	1,021.9
Total current liabilities	1,361.2	1,490.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,727.2	2,718.0
Long-term portion of financing obligations	2,354.1	2,386.1
Long-term portion of operating lease liabilities	3,710.9	3,944.1
Long-term portion of finance lease liabilities	2,075.8	2,062.5
Deferred income taxes	83.8	117.6
Other long-term liabilities	140.6	146.3
Total liabilities	12,453.6	12,864.6
Commitments and contingencies (Note 11)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,323,490 and 176,719,596 shares issued, and 152,156,588 and 151,552,694 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized, 768,441 and 700,393 shares issued, 468,943 and 560,267 shares outstanding)	—	—
Treasury stock, at cost (25,166,902 shares repurchased as of both periods)	(779.5)	(779.5)
Additional paid-in capital	4,514.3	4,436.6
Accumulated deficit	(513.7)	(335.5)
Accumulated other comprehensive loss	(158.2)	(121.3)
Total PENN Entertainment, Inc. stockholders’ equity	3,064.7	3,202.1
Non-controlling interest	(3.8)	(2.5)
Total stockholders’ equity	3,060.9	3,199.6
Total liabilities and stockholders’ equity	$15,514.5	$16,064.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues
Gaming	$1,288.0	$1,252.1	$3,878.6	$3,869.5
Food, beverage, hotel, and other	351.2	367.3	1,030.5	1,098.0
Total revenues	1,639.2	1,619.4	4,909.1	4,967.5
Operating expenses
Gaming	826.1	709.0	2,576.7	2,149.1
Food, beverage, hotel, and other	244.4	261.4	715.2	773.5
General and administrative	392.5	406.4	1,170.1	1,179.6
Depreciation and amortization	108.7	105.8	326.5	323.9
Loss on disposal of Barstool	—	923.2	—	923.2
Total operating expenses	1,571.7	2,405.8	4,788.5	5,349.3
Operating income (loss)	67.5	(786.4)	120.6	(381.8)
Other income (expenses)
Interest expense, net	(118.4)	(117.5)	(356.9)	(346.1)
Interest income	6.3	10.2	19.2	30.5
Income from unconsolidated affiliates	7.1	7.2	22.1	17.0
Gain on Barstool Acquisition, net	—	—	—	83.4
Gain on REIT transactions, net	—	—	—	500.8
Other	2.8	(0.3)	2.5	4.5
Total other income (expenses)	(102.2)	(100.4)	(313.1)	290.1
Loss before income taxes	(34.7)	(886.8)	(192.5)	(91.7)
Income tax benefit (expense)	(2.8)	161.7	13.0	(40.9)
Net loss	(37.5)	(725.1)	(179.5)	(132.6)
Less: Net loss attributable to non-controlling interest	0.8	0.3	1.3	0.7
Net loss attributable to PENN Entertainment, Inc.	$(36.7)	$(724.8)	$(178.2)	$(131.9)

Loss per share:
Basic loss per share	$(0.24)	$(4.80)	$(1.17)	$(0.87)
Diluted loss per share	$(0.24)	$(4.80)	$(1.17)	$(0.87)

Weighted-average common shares outstanding—basic	152.2	150.9	152.1	152.3
Weighted-average common shares outstanding—diluted	152.2	150.9	152.1	152.3
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net loss	$(37.5)	$(725.1)	$(179.5)	$(132.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	18.6	(44.7)	(36.9)	(0.1)
Other comprehensive income (loss)	18.6	(44.7)	(36.9)	(0.1)
Total comprehensive loss	(18.9)	(769.8)	(216.4)	(132.7)
Less: Comprehensive loss attributable to non-controlling interest	0.8	0.3	1.3	0.7
Comprehensive loss attributable to PENN Entertainment, Inc.	$(18.1)	$(769.5)	$(215.1)	$(132.0)
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2024 and 2023
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of July 1, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9
Share-based compensation arrangements	—	—	39,069	—	—	—	—	12.9	—	—	12.9	—	12.9
Exchangeable share conversions	—	—	935	—	(935)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 11)	—	—	—	—	—	—	—	14.4	—	—	14.4	—	14.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	18.6	18.6	—	18.6
Net loss	—	—	—	—	—	—	—	—	(36.7)	—	(36.7)	(0.8)	(37.5)
Other	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Balance as of September 30, 2024	—	$—	152,156,588	$1.8	468,943	$—	$(779.5)	$4,514.3	$(513.7)	$(158.2)	$3,064.7	$(3.8)	$3,060.9

Balance as of July 1, 2023	354	$11.8	150,373,466	$1.8	560,388	$—	$(779.7)	$4,353.0	$747.4	$(124.0)	$4,210.3	$(1.5)	$4,208.8
Share-based compensation arrangements	—	—	426,553	—	—	—	—	35.2	—	—	35.2	—	35.2
Preferred stock conversions	(354)	(11.8)	353,800	—	—	—	—	11.8	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(44.7)	(44.7)	—	(44.7)
Net loss	—	—	—	—	—	—	—	—	(724.8)	—	(724.8)	(0.3)	(725.1)
Other	—	—	—	—	—	—	0.1	6.5	—	—	6.6	—	6.6
Balance as of September 30, 2023	—	$—	151,153,819	$1.8	560,388	$—	$(779.6)	$4,406.5	$22.6	$(168.7)	$3,482.6	$(1.8)	$3,480.8

	Nine Months Ended September 30, 2024 and 2023
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	440,467	—	—	—	—	39.0	—	—	39.0	—	39.0
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	159,372	—	(159,372)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 11)	—	—	—	—	—	—	—	43.1	—	—	43.1	—	43.1
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(36.9)	(36.9)	—	(36.9)
Net loss	—	—	—	—	—	—	—	—	(178.2)	—	(178.2)	(1.3)	(179.5)
Other	—	—	—	—	—	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Balance as of September 30, 2024	—	$—	152,156,588	$1.8	468,943	$—	$(779.5)	$4,514.3	$(513.7)	$(158.2)	$3,064.7	$(3.8)	$3,060.9

Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	598,383	—	—	—	—	71.4	—	—	71.4	—	71.4
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(581)	(19.4)	580,600	—	—	—	—	19.4	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	62,485	—	(62,485)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	—	—	(131.9)	—	(131.9)	(0.7)	(132.6)
Other	—	—	—	0.1	—	—	(0.3)	14.6	—	—	14.4	—	14.4
Balance as of September 30, 2023	—	$—	151,153,819	$1.8	560,388	$—	$(779.6)	$4,406.5	$22.6	$(168.7)	$3,482.6	$(1.8)	$3,480.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2024	2023
Operating activities
Net loss	$(179.5)	$(132.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	326.5	323.9
Amortization of debt discount and debt issuance costs	6.6	6.2
Non-cash interest expense	34.1	26.1
Non-cash operating lease expense	236.5	224.9
Loss on disposal of Barstool	—	923.2
Gain on Barstool Acquisition, net	—	(83.4)
Gain on REIT transactions, net	—	(500.8)
Holding loss on equity securities	2.4	8.5
Loss on sale or disposal of property and equipment	8.8	—
Gain on Hurricane Laura	(2.7)	(13.9)
Income from unconsolidated affiliates	(22.1)	(17.0)
Return on investment from unconsolidated affiliates	24.6	27.8
Deferred income taxes	(34.9)	4.9
Stock-based compensation	39.0	71.4
Investment Agreement warrant expense	53.4	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	76.3	(9.7)
Prepaid expenses and other current assets	33.6	(20.0)
Other assets	(38.4)	(23.5)
Accounts payable	29.8	(0.8)
Accrued expenses	(84.7)	(36.1)
Income taxes	22.0	(39.2)
Operating lease liabilities	(222.3)	(230.8)
Other current and long-term liabilities	(67.9)	20.1
Other	15.3	11.5
Net cash provided by operating activities	256.4	540.7
Investing activities
Capital expenditures	(261.7)	(207.8)
Proceeds from sale of property and equipment	3.8	0.2
Hurricane Laura insurance proceeds	1.7	9.0
Consideration paid for Barstool, net of cash acquired	—	(314.6)
Sale of Barstool, net of cash disposed	—	(50.9)
Proceeds received for a cost method investment	0.5	8.0
Consideration paid for gaming licenses and other intangible assets	(49.4)	(17.1)
Other	(7.6)	(12.8)
Net cash used in investing activities	(312.7)	(586.0)

	For the nine months ended September 30,
(in millions)	2024	2023
Financing activities
Principal payments on long-term debt	(28.2)	(28.1)
Debt issuance costs	(2.6)	—
Payments of other long-term obligations	(10.1)	(9.6)
Principal payments on financing obligations	(30.5)	(29.3)
Principal payments on finance leases	(37.5)	(35.1)
Proceeds from exercise of options	1.3	1.7
Repurchase of common stock	—	(149.8)
Payments on insurance financing	(28.6)	—
Indemnification payments	(30.5)	—
Other	(8.3)	(7.7)
Net cash used in financing activities	(175.0)	(257.9)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.9)	1.0
Change in cash, cash equivalents, and restricted cash	(232.2)	(302.2)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,094.4	1,644.2
Cash, cash equivalents, and restricted cash at the end of the period	$862.2	$1,342.0

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$834.0	$1,317.9
Restricted cash included in Other current assets	27.0	22.9
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$862.2	$1,342.0

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$324.6	$321.1
Cash payments (refunds) related to income taxes, net	$(1.1)	$73.9

Non-cash activities:
Accrued capital expenditures	$54.1	$30.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of September 30, 2024, PENN operated 43 properties in 20 states, online sports betting in 20 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our 31 million members a unique set of rewards and experiences across business channels.
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
Use of Estimates: The preparation of unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us may include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN Play program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, the initial selection of useful lives for depreciable and amortizable assets related to acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. Additionally, we use estimates for projected cash flows when assessing the recoverability of long-lived assets, asset impairments, goodwill, and other intangible assets. Estimates of projected cash flows are also used in assessing the initial valuation of intangible assets in conjunction with acquisitions, We applied estimation methods consistently for the periods presented within our unaudited Consolidated Financial Statements. Actual results may differ from those estimates.
Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, online casino/iCasino and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and in the prior year, the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”). We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition (as defined in Note 5, “Acquisitions and Dispositions”) pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. See Note 15, “Segment Information” and Note 8, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Food and beverage	$57.3	$54.0	$165.7	$163.1
Hotel	36.6	39.1	105.9	104.8
Other	2.3	3.5	7.7	9.8
Total complimentaries associated with gaming contracts	$96.2	$96.6	$279.3	$277.7
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $26.9 million and $33.1 million as of September 30, 2024 and December 31, 2023, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $132.3 million and $192.6 million as of September 30, 2024 and December 31, 2023, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.

As of September 30, 2024 and December 31, 2023, our deferred revenue balance was $41.4 million and $41.9 million, respectively, the majority of which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, we recognized revenue of $1.1 million and $5.3 million, respectively, that was included in the December 31, 2023 deferred revenue balance. During the three and nine months ended September 30, 2023, we recognized revenue of $0.7 million and $2.4 million, respectively, that was included in the December 31, 2022 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which primarily relate to media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 5, “Acquisitions and Dispositions”), and other media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $99.1 million and $18.4 million for the three months ended September 30, 2024 and 2023, respectively, and $347.4 million and $62.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $568.5 million and $562.9 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 billion for both the nine months ended September 30, 2024 and 2023.
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
Comprehensive Income or Loss and Accumulated Other Comprehensive Income or Loss: Comprehensive income or loss includes net income or loss and all other non-stockholder changes in equity, or other comprehensive income or loss. The balance of accumulated other comprehensive income or loss consists of foreign currency translation adjustments and unrealized gains or losses on debt securities.
Earnings or Loss Per Share: Basic earnings or loss per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as warrants, stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), outstanding convertible preferred stock, and convertible debt.
Holders of the Company’s Series D Preferred Stock (as defined in Note 12, “Stockholders’ Equity and Stock-based Compensation”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. See Note 13, “Earnings per Share” for more information. As discussed in Note 12, “Stockholders’ Equity and Stock-based Compensation,” all remaining outstanding shares of Series D Preferred Stock were converted to common stock during the third quarter of 2023. There were no outstanding shares of Series D Preferred Stock as of September 30, 2024.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with Accounting Standards Codification (“ASC”) Topic 460-20, “Contingencies” and records a liability at fair value. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of September 30, 2024 and December 31, 2023, the Company has recorded liabilities of $39.5 million and $70.0 million for this agreement, respectively. See Note 5, “Acquisitions and Dispositions” and Note 14, “Fair Value Measurements” for more information.
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
Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In June 2022, the Financial Accounting Standard Board (the “FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2022-03, which was effective January 1, 2024, did not have a material impact on our unaudited Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)” (“ASU 2023-02”). ASU 2023-02 introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU 2023-02 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02, which was effective January 1, 2024, did not have a material impact on our unaudited Consolidated Financial Statements.
Accounting Pronouncements to be Implemented
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has determined the adoption of ASU 2023-07 will result in additional disclosures in the notes to the Consolidated Financial Statements.
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

Note 4—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of PENN Interactive’s revenues generated from third-party online sports betting and the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$609.9	$220.2	$89.8	$259.1	$109.0	$—	$—	$1,288.0
Food and beverage	35.8	34.0	18.7	15.5	—	0.5	—	104.5
Hotel	15.7	23.6	17.8	10.4	—	—	—	67.5
Other	23.4	10.3	5.5	7.2	135.6	3.5	(6.3)	179.2
Total revenues	$684.8	$288.1	$131.8	$292.2	$244.6	$4.0	$(6.3)	$1,639.2

	For the three months ended September 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$610.8	$236.8	$94.5	$260.1	$49.9	$—	$—	$1,252.1
Food and beverage	35.4	35.5	18.2	15.0	—	0.5	—	104.6
Hotel	16.9	25.5	17.5	10.8	—	—	—	70.7
Other	23.9	10.4	4.9	7.5	146.4	4.0	(5.1)	192.0
Total revenues	$687.0	$308.2	$135.1	$293.4	$196.3	$4.5	$(5.1)	$1,619.4

	For the nine months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,850.3	$684.2	$275.9	$784.7	$283.5	$—	$—	$3,878.6
Food and beverage	108.5	99.6	55.8	46.0	—	2.9	—	312.8
Hotel	40.6	70.2	50.2	29.3	—	—	—	190.3
Other	66.4	30.8	14.0	21.5	401.4	13.0	(19.7)	527.4
Total revenues	$2,065.8	$884.8	$395.9	$881.5	$684.9	$15.9	$(19.7)	$4,909.1

	For the nine months ended September 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,856.6	$728.0	$281.3	$787.5	$216.1	$—	$—	$3,869.5
Food and beverage	108.3	100.8	53.5	44.4	—	2.7	—	309.7
Hotel	42.9	72.1	45.5	28.4	—	—	—	188.9
Other	67.7	30.4	14.5	21.7	471.2	13.8	(19.9)	599.4
Total revenues	$2,075.5	$931.3	$394.8	$882.0	$687.3	$16.5	$(19.9)	$4,967.5
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $104.1 million and $102.6 million for the three months ended September 30, 2024 and 2023, respectively, and $302.8 million and $283.4 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023, other revenues within the Interactive segment for the three months ended September 30, 2023 included $12.3 million in advertising revenue and $6.0 million in retail revenue and $69.4 million in advertising revenue and $29.8 million in retail revenue for the nine months ending September 30, 2023.
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

Note 6—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1

Effect of foreign currency exchange rates	—	—	—	—	(30.8)	—	(30.8)
Balance as of September 30, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,633.2	$87.7	$4,214.5
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,633.2	$—	$2,664.3
During the three months ended September 30, 2023, in connection with the Barstool SPA, we recorded a pre-tax loss on disposal of $923.2 million, inclusive of a goodwill write-off of $231.9 million as well as trademarks and other intangible assets write-offs of $482.9 million, all within our Interactive segment. See Note 5, “Acquisitions and Dispositions.”
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,132.2	$—	$1,132.2	$1,107.2	$—	$1,107.2
Trademarks	332.5	—	332.5	334.4	—	334.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	112.0	(106.2)	5.8	112.1	(103.7)	8.4
Technology	307.8	(175.7)	132.1	286.0	(132.3)	153.7
Other	39.9	(18.4)	21.5	29.0	(15.2)	13.8
Total other intangible assets, net	$1,925.1	$(300.3)	$1,624.8	$1,869.4	$(251.2)	$1,618.2
During the three months ended September 30, 2024, we acquired a gaming license for operating online sports wagering in the state of New York, which was recorded to “Gaming licenses” at its fair value of $25.0 million.

Amortization expense related to our amortizing intangible assets was $12.6 million and $14.3 million for the three months ended September 30, 2024 and 2023, respectively, and $37.8 million and $46.2 million for the nine months ended September 30, 2024 and 2023, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of September 30, 2024 (in millions):

Years ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$17.3
2025	53.5
2026	33.3
2027	24.5
2028	19.3
Thereafter	11.5
Total	$159.4
Note 7—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

(in millions)	September 30, 2024	December 31, 2023
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	488.1	508.8
Amended Term Loan B Facility due 2029	977.5	985.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	197.5	173.5
	2,793.6	2,797.8
Less: Current maturities of long-term debt	(38.2)	(47.6)
Less: Debt discounts	(3.4)	(3.9)
Less: Debt issuance costs	(24.8)	(28.3)
	$2,727.2	$2,718.0
The following is a schedule of future minimum repayments of long-term debt as of September 30, 2024 (in millions):

Years ending December 31:
2024 (excluding the nine months ended September 30, 2024)	$9.4
2025	38.2
2026	557.0
2027	837.0
2028	10.8
Thereafter	1,341.2
Total minimum payments	$2,793.6

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

As of September 30, 2024 and December 31, 2023, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million and $21.7 million, respectively, resulting in $979.1 million and $978.3 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
As of September 30, 2024 and December 31, 2023, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $15.8 million as of September 30, 2024.
The Convertible Notes consisted of the following components:

(in millions)	September 30, 2024	December 31, 2023
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(3.1)	(4.4)
Net carrying amount	$327.4	$326.1
Interest expense, net
The table below presents interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense	$123.2	$119.2	$366.1	$350.1
Capitalized interest	(4.8)	(1.7)	(9.2)	(4.0)
Interest expense, net	$118.4	$117.5	$356.9	$346.1
The table below presents interest expense related to the Convertible Notes:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Coupon interest	$2.3	$2.3	$6.8	$6.8
Amortization of debt issuance costs	0.4	0.4	1.3	1.3
Convertible Notes interest expense	$2.7	$2.7	$8.1	$8.1
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 1.6 years as of September 30, 2024.
Covenants
Our Amended Credit Facilities, 5.625% Notes due 2027 (the “5.625% Notes”), and 4.125% Notes due 2029 (the “4.125% Notes”), require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 8, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of September 30, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-Term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in “Interest expense, net” within the unaudited Consolidated Statements of Operations related to this obligation was $12.1 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively, and $34.1 million and $26.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Event Center
As of September 30, 2024 and December 31, 2023, other long-term obligations included $9.3 million and $10.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
We are currently evaluating the impact of the annual escalator, which occurred on November 1, 2024. The next annual escalator test date is scheduled to occur on November 1, 2025. The November 1, 2023 PENN Percentage Rent reset resulted in an annual rent reduction of $4.4 million, which will be in effect until the next PENN Percentage Rent reset, scheduled to occur on November 1, 2028.

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
We refer to the Master Leases, the Morgantown Lease, the Margaritaville Lease, and the Greektown Lease, collectively, as our “Triple Net Leases”.
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
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of September 30, 2024:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2024 (excluding the nine months ended September 30, 2024)	$154.0	$40.6	$41.6
2025	611.8	162.6	166.5
2026	612.4	152.2	166.6
2027	615.1	146.9	166.6
2028	614.0	146.9	166.6
Thereafter	3,320.6	3,273.9	3,829.5
Total lease payments	5,927.9	3,923.1	4,537.4
Less: Imputed interest	(1,901.6)	(1,794.8)	(2,140.4)
Present value of future lease payments	4,026.3	2,128.3	2,397.0
Less: Current portion of lease obligations	(315.4)	(52.5)	(42.9)
Long-term portion of lease obligations	$3,710.9	$2,075.8	$2,354.1

The Company modified the presentation of its December 31, 2023 Consolidated Balance Sheet to separately reflect assets and liabilities associated with our operating and finance leases.
Total payments made under our Triple Net Leases were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
AR PENN Master Lease	$71.0	$71.1	$212.9	$213.1
2023 Master Lease	58.9	58.0	176.7	174.1
Pinnacle Master Lease	87.4	85.3	259.3	254.2
Margaritaville Lease	6.7	6.6	20.1	19.6
Greektown Lease	13.2	13.2	39.6	39.0
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$238.0	$235.0	$711.0	$702.4
Information related to lease term and discount rate was as follows:

	September 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	10.4 years	11.2 years
Finance leases	26.6 years	27.3 years
Financing obligations	26.8 years	27.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2024	2023	2024	2023
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$154.9	$146.6	$464.6	$439.0
Operating lease cost (1)	Primarily General and administrative	4.5	5.6	14.8	16.9
Short-term lease cost	Primarily Gaming expenses	21.9	21.3	67.7	60.2
Variable lease cost (1)	Primarily Gaming expenses	0.6	0.8	2.5	2.7
Total		$181.9	$174.3	$549.6	$518.8

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.9	$27.7	$83.0	$83.0
Amortization of ROU assets (2)	Depreciation and amortization	22.7	22.0	67.1	65.6
Total		$50.6	$49.7	$150.1	$148.6

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$37.5	$36.8	$111.2	$110.0
(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the nine months ended September 30,
(in millions)	2024	2023
Non-cash lease activities:
Commencement of operating leases	$2.7	$3,674.4
Derecognition of operating lease liabilities	$—	$307.7
Commencement of finance leases	$63.0	$33.3
Derecognition of finance lease liabilities	$—	$2,933.6
Derecognition of financing obligations	$—	$1,567.8
Note 9—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2024, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of September 30, 2024 and December 31, 2023, our investment in Kansas Entertainment was $81.1 million and $80.8 million, respectively. During the three months ended September 30, 2024 and 2023, the Company received distributions from Kansas Entertainment totaling $8.6 million and $11.0 million, respectively, and $24.6 million and $27.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas

Entertainment as of September 30, 2024 and December 31, 2023, nor the results of operations for the three and nine months ended September 30, 2024 and 2023.
Note 10—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 23.1% and 18.6% for the three and nine months ended September 30, 2024, as compared to 19.0% and 1,698.9% for the three and nine months ended September 30, 2023. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, and changes to our valuation allowance assessment. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2024, we intend to continue maintaining a valuation allowance on our deferred tax assets not more than likely than not to be realized until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2024 as well as our projected income levels in future periods. During the three months ended September 30, 2024, the Company increased its valuation allowance in the amount of $0.7 million primarily due to overall lower level of earnings.
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
As of September 30, 2024 and December 31, 2023, the Company had prepaid income taxes of $43.3 million and $65.3 million, respectively, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.
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
At the grant date, the $550.4 million fair value of the awards was determined using the Black-Scholes pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. During the three and nine months ended September 30, 2024, the Company recognized $15.9 million and $53.4 million of expense, respectively, related to the Investment Agreement warrants. Expenses related to these warrants are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized when services are received.
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
As of both September 30, 2024 and December 31, 2023, there were 5,000 shares authorized of Series D Preferred Stock, and no shares were outstanding.
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
We did not issue Exchangeable Shares during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, we issued 68,048 and 2,854 Exchangeable Shares, respectively. As of both September 30, 2024 and December 31, 2023, there were 768,441 Exchangeable Shares authorized, of which 468,943 shares and 560,267 shares were outstanding, respectively.
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
No shares of the Company’s common stock were repurchased during the three and nine months ended September 30, 2024. No shares of the Company’s common stock were repurchased during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million, at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended September 30, 2024. As of November 6, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
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
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of September 30, 2024, there are 5,469,838 shares available for future grants under the 2022 Amended Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
During the nine months ended September 30, 2024, the Company granted 1,317,269 restricted units with performance-based vesting conditions, at target, under the 2022 Amended Plan. The restricted performance units granted in 2024 consist of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
During the nine months ended September 30, 2023, the Company granted 461,747 restricted units with performance-based vesting conditions, at target, under the 2022 Plan. The restricted performance units granted in 2023 consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized stock-based compensation expense of $12.9 million and $35.2 million during the three months ended September 30, 2024 and 2023, respectively, and $39.0 million and $71.4 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Stock Options
The Company granted 439 and 905 stock options during the three months ended September 30, 2024 and 2023, respectively, and 815,765 and 841,140 stock options during the nine months ended September 30, 2024 and 2023, respectively.

Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company’s CPU liability as of September 30, 2024 and December 31, 2023 was $0.5 million and $1.2 million, respectively, and is included within “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.
The Company recognized $0.1 million and $1.3 million of compensation expense associated with these awards for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. As of September 30, 2024, there was a total of $0.6 million unrecognized compensation expense related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 1.5 years. Additionally, we paid $1.1 million and $4.2 million during the nine months ended September 30, 2024 and 2023, respectively, pertaining to cash-settled CPUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $0.4 million and $5.8 million as of September 30, 2024 and December 31, 2023, respectively.
For SARs held by employees of the Company, there was $0.1 million of total unrecognized compensation cost as of September 30, 2024 that will be recognized over the awards remaining weighted-average vesting period of 1.4 years. The Company recognized a reduction to compensation expense of $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and a reduction to compensation expense of $4.9 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.1 million and $0.6 million during the nine months ended September 30, 2024 and 2023, respectively, related to cash-settled SARs.
Note 13—Earnings per Share
For the three and nine months ended September 30, 2024 and 2023, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future, that were not included in the computation of diluted loss per share, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Assumed conversion of dilutive stock options	0.1	0.5	0.1	0.7
Assumed conversion of dilutive restricted stock	0.5	0.4	0.2	0.4
Assumed conversion of convertible preferred shares	—	0.2	—	0.3
Assumed conversion of convertible debt	14.1	14.1	14.1	14.1
As we recorded a net loss for the three and nine months ended September 30, 2024 and 2023, there are no reconciling items in the weighted-average common shares outstanding used in the calculation of basic and diluted EPS.
Restricted stock with performance and market based vesting conditions that have not been met as of September 30, 2024 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants issued under the terms of the Investment Agreement described in Note 11, “Commitments and Contingencies.”

Anti-dilutive options and warrants to purchase 35.3 million and 2.0 million shares were outstanding during the three months ended September 30, 2024 and 2023, respectively, and anti-dilutive options and warrants to purchase 35.1 million and 1.7 million shares were outstanding during the nine months ended September 30, 2024 and 2023, respectively. Additionally, the assumed conversion of 0.2 million and 0.3 million preferred shares were excluded from the computation of diluted EPS for both three and nine months ended September 30, 2023, respectively, because including them would have been anti-dilutive.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares discussed within Note 12, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Calculation of basic loss per share:
Net loss applicable to common stock	$(36.7)	$(724.8)	$(178.2)	$(131.9)
Weighted-average shares outstanding — PENN Entertainment, Inc.	151.7	150.3	151.6	151.7
Weighted-average shares outstanding — Exchangeable Shares	0.5	0.6	0.5	0.6
Weighted-average common shares outstanding — basic	152.2	150.9	152.1	152.3
Basic loss per share	$(0.24)	$(4.80)	$(1.17)	$(0.87)

Calculation of diluted loss per share:
Diluted loss applicable to common stock	$(36.7)	$(724.8)	$(178.2)	$(131.9)
Weighted-average common shares outstanding — diluted	152.2	150.9	152.1	152.3
Diluted loss per share	$(0.24)	$(4.80)	$(1.17)	$(0.87)
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
Equity Securities
As of September 30, 2024 and December 31, 2023, we held $8.2 million and $10.7 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.

We recognized an unrealized holding gain of $3.0 million and an unrealized holding loss of $11.6 million for the three months ended September 30, 2024 and 2023, respectively, and unrealized holding losses of $2.4 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
The fair value of the equity securities was determined using Level 1 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. The terms contain optional and mandatory conversion provisions pursuant to which we will receive common stock upon conversion. As of both periods ended September 30, 2024 and December 31, 2023, the balance of the convertible notes was $24.2 million, which are reported in “Other assets” in our unaudited Consolidated Balance Sheets.
As of September 30, 2024, the fair value of the convertible notes approximates the carrying value as of December 31, 2023. Therefore, we did not record any unrealized gains or losses to “Other comprehensive income (loss)” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
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
As of both periods ended September 30, 2024 and December 31, 2023, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of September 30, 2024 and December 31, 2023, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Other long-term obligations as of September 30, 2024 and December 31, 2023 included a financing arrangement entered in February of 2021 (as discussed below) as well as the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 7, “Long-Term Debt” for details. The fair value of the Lawrenceburg repayment obligation is estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and is classified as a Level 2 measurement.
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
Other Liabilities
Other liabilities as of September 30, 2024 and December 31, 2023 include contingent purchase price liabilities related to Plainridge Park Casino and HitPoint. The HitPoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and HitPoint. The final payment of shares and cash were issued during the second and third quarters of 2024, respectively. See Note 12, “Stockholders’ Equity and Stock-Based Compensation.” As of September 30, 2024, there are no annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of September 30, 2024, we were contractually obligated to make one additional annual payment. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
Additionally, as of September 30, 2024 and December 31, 2023, Other liabilities include a $39.5 million and $70.0 million tax indemnification, respectively, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification of $39.5 million are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of September 30, 2024 and December 31, 2023. The assessment of the significance of a particular input to the fair value measurement requires judgment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$834.0	$834.0	$834.0	$—	$—
Equity securities	$8.2	$8.2	$8.2	$—	$—
Available-for-sale debt securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,445.4	$1,459.5	$—	$1,459.5	$—
5.625% Notes	$399.8	$394.0	$—	$394.0	$—
4.125% Notes	$395.3	$364.0	$—	$364.0	$—
Convertible Notes	$327.4	$356.9	$—	$356.9	$—
Other long-term obligations	$197.5	$196.3	$—	$8.1	$188.2
Other liabilities	$44.7	$44.6	$—	$2.6	$42.0

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,071.8	$1,071.8	$1,071.8	$—	$—
Equity securities	$10.7	$10.7	$10.7	$—	$—
Available-for-sale securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,471.7	$1,483.5	$1,483.5	$—	$—
5.625% Notes	$399.7	$388.0	$388.0	$—	$—
4.125% Notes	$394.6	$340.0	$340.0	$—	$—
Convertible Notes	$326.1	$427.6	$427.6	$—	$—
Other long-term obligations	$173.5	$172.1	$—	$18.0	$154.1
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2024	$254.5
Interest	34.1
Payment installments	(33.1)
Included in loss and other comprehensive loss (1)	(1.1)
Balance as of September 30, 2024	$254.4
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities as of September 30, 2024:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	6.3%
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

The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net loss.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Northeast segment	$684.8	$687.0	$2,065.8	$2,075.5
South segment	288.1	308.2	884.8	931.3
West segment	131.8	135.1	395.9	394.8
Midwest segment	292.2	293.4	881.5	882.0
Interactive segment	244.6	196.3	684.9	687.3
Other (1)	4.0	4.5	15.9	16.5
Intersegment eliminations (2)	(6.3)	(5.1)	(19.7)	(19.9)
Total	$1,639.2	$1,619.4	$4,909.1	$4,967.5

Adjusted EBITDAR (3):
Northeast segment	$199.3	$208.3	$606.6	$638.5
South segment	106.4	136.6	331.3	381.1
West segment	47.5	54.7	144.0	153.4
Midwest segment	118.5	123.8	365.4	376.5
Interactive segment	(90.9)	(50.2)	(389.7)	(68.7)
Other (1)	(32.4)	(28.1)	(86.0)	(80.7)
Total (3)	348.4	445.1	971.6	1,400.1

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(154.9)	(146.6)	(464.6)	(439.0)
Stock-based compensation	(12.9)	(35.2)	(39.0)	(71.4)
Cash-settled stock-based awards variance	3.8	2.9	14.9	12.0
Gain (loss) on disposal of assets	0.1	—	(8.8)	—
Contingent purchase price	1.1	(1.3)	1.1	(1.8)
Depreciation and amortization	(108.7)	(105.8)	(326.5)	(323.9)
Insurance recoveries, net of deductible charges	—	0.3	2.7	13.9
Non-operating items of equity method investments (5)	(1.1)	(1.0)	(3.2)	(6.4)
Interest expense, net	(118.4)	(117.5)	(356.9)	(346.1)
Interest income	6.3	10.2	19.2	30.5
Loss on disposal of Barstool (6)	—	(923.2)	—	(923.2)
Gain on Barstool Acquisition, net (7)	—	—	—	83.4
Gain on REIT transactions, net (8)	—	—	—	500.8
Other (9)	1.6	(14.7)	(3.0)	(20.6)
Loss before income taxes	(34.7)	(886.8)	(192.5)	(91.7)
Income tax benefit (expense)	(2.8)	161.7	13.0	(40.9)
Net loss	$(37.5)	$(725.1)	$(179.5)	$(132.6)
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $29.1 million and $27.0 million for the three months ended September 30, 2024 and 2023, respectively, and $78.5 million and $78.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
(5)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”), and our Kansas Entertainment joint venture.
(6)Relates to the loss incurred on the sale of 100% of the outstanding shares of Barstool which was completed on August 8, 2023 (see Note 5, “Acquisitions and Dispositions”).
(7)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”).
(8)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components (see Note 8, “Leases”).
(9)Primarily relates to an unrealized holding gain of $3.0 million and an unrealized holding loss on our equity securities of $11.6 million for the three months ended September 30, 2024 and 2023, respectively, and unrealized holding losses of $2.4 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively, which are discussed in Note 14, “Fair Value Measurements.”

The table below presents capital expenditures by segment:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
Capital expenditures:
Northeast segment	$18.9	$27.1	$37.8	$74.6
South segment	30.5	20.3	65.9	49.4
West segment	22.0	5.6	34.9	15.9
Midwest segment	58.0	11.1	115.4	40.7
Interactive segment	0.8	8.6	1.8	18.3
Other	1.9	2.3	5.9	8.9
Total capital expenditures	$132.1	$75.0	$261.7	$207.8
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of September 30, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.1	$—	$7.4	$88.6
Total assets	$1,815.5	$1,292.7	$430.5	$1,417.4	$2,451.7	$8,106.7	$15,514.5

Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2
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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of September 30, 2024, PENN operated 43 properties in 20 states, online sports betting in 20 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN Play customer loyalty program, which offers our 31 million members a unique set of rewards and experiences across business channels.
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
On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. As a result of the Barstool SPA, we recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability) incurred in the third quarter of 2023. See Note 5, “Acquisitions and Dispositions” and Note 14, “Fair Value Measurements” in the notes to our unaudited Consolidated Financial Statements.
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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon our request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The PENN Development Projects have commenced. Our new Joliet facility is anticipated to open in the second half of 2025 and the new Aurora facility, the M Resort new hotel tower, and the Columbus hotel tower are anticipated to open in the first half of 2026.
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
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, our strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our Sportsbook Agreement with ESPN), are expected to allow us to acquire new customers, expand our player database, and provide additional revenue streams, all in furtherance of our omni-channel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the three and nine months ended September 30, 2024 and 2023” section below for discussions on our results of operations by reportable segment.

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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% of our gaming revenue for each of the nine months ended September 30, 2024 and 2023) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines and table games. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties, and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
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

RESULTS OF OPERATIONS
The following table highlights our revenues, net loss, and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net loss to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR and related margins.

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenues:
Northeast segment	$684.8	$687.0	$2,065.8	$2,075.5
South segment	288.1	308.2	884.8	931.3
West segment	131.8	135.1	395.9	394.8
Midwest segment	292.2	293.4	881.5	882.0
Interactive segment	244.6	196.3	684.9	687.3
Other (1)	4.0	4.5	15.9	16.5
Intersegment eliminations (2)	(6.3)	(5.1)	(19.7)	(19.9)
Total	$1,639.2	$1,619.4	$4,909.1	$4,967.5

Net loss	$(37.5)	$(725.1)	$(179.5)	$(132.6)

Adjusted EBITDAR:
Northeast segment	$199.3	$208.3	$606.6	$638.5
South segment	106.4	136.6	331.3	381.1
West segment	47.5	54.7	144.0	153.4
Midwest segment	118.5	123.8	365.4	376.5
Interactive segment	(90.9)	(50.2)	(389.7)	(68.7)
Other (1)	(32.4)	(28.1)	(86.0)	(80.7)
Total (3)	348.4	445.1	971.6	1,400.1
Rent expense associated with triple net operating leases (4)	(154.9)	(146.6)	(464.6)	(439.0)
Adjusted EBITDA	$193.5	$298.5	$507.0	$961.1

Net loss margin	(2.3)%	(44.8)%	(3.7)%	(2.7)%
Adjusted EBITDAR margin	21.3%	27.5%	19.8%	28.2%
Adjusted EBITDA margin	11.8%	18.4%	10.3%	19.3%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $29.1 million and $27.0 million for the three months ended September 30, 2024 and 2023, respectively, and $78.5 million and $78.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.

Consolidated comparison of the three and nine months ended September 30, 2024 and 2023
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$1,288.0	$1,252.1	$35.9	2.9%	$3,878.6	$3,869.5	$9.1	0.2%
Food, beverage, hotel, and other	351.2	367.3	(16.1)	(4.4)%	1,030.5	1,098.0	(67.5)	(6.1)%
Total revenues	$1,639.2	$1,619.4	$19.8	1.2%	$4,909.1	$4,967.5	$(58.4)	(1.2)%
Gaming revenues for the three months ended September 30, 2024 increased by $35.9 million compared to the corresponding prior year period, primarily due to an increase in gaming revenues at our Interactive segment, partially offset by decreases in gaming revenues at our South segment where severe weather events negatively impacted our operations. In our Interactive segment, gaming revenues were positively impacted by favorable sports betting hold rates driven by a higher parlay mix from our improving product offering and lower promotional expenses.
Gaming revenues for the nine months ended September 30, 2024 increased by $9.1 million compared to the corresponding prior year period, primarily due an increase in gaming revenues at our Interactive segment, partially offset by a decrease in gaming revenues within our South segment. In addition to severe weather events negatively impacting our South segment operations during the current quarter, in the first quarter of 2024, severe weather affected weekends and holidays across all our regional property segments, negatively impacting our operations. Furthermore, retail gaming revenues decreased as new supply continues to impact visitation in certain retail property segments.
Food, beverage, hotel, and other revenues for the three and nine months ended September 30, 2024 decreased by $16.1 million and $67.5 million, respectively, compared to the corresponding prior year periods. The decrease for both periods primarily relates to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023 in the prior year periods. Due to the Barstool disposal, the current year periods do not include any Barstool revenues. For the nine months ended September 30, 2024, this was offset by an increase in gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $19.4 million compared to the prior year period.
See “Segment comparison of the three and nine months ended September 30, 2024 and 2023” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Operating expenses
Gaming	$826.1	$709.0	$117.1	16.5%	$2,576.7	$2,149.1	$427.6	19.9%
Food, beverage, hotel, and other	244.4	261.4	(17.0)	(6.5)%	715.2	773.5	(58.3)	(7.5)%
General and administrative	392.5	406.4	(13.9)	(3.4)%	1,170.1	1,179.6	(9.5)	(0.8)%
Depreciation and amortization	108.7	105.8	2.9	2.7%	326.5	323.9	2.6	0.8%
Loss on disposal of Barstool	—	923.2	(923.2)	N/M	—	923.2	(923.2)	N/M
Total operating expenses	$1,571.7	$2,405.8	$(834.1)	(34.7)%	$4,788.5	$5,349.3	$(560.8)	(10.5)%
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three and nine months ended September 30, 2024 increased by $117.1 million and $427.6 million, respectively, compared to the corresponding prior year periods, primarily due to increased marketing expense within our Interactive segment related to ESPN and increased gaming costs driven by increased ESPN BET volumes.

Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and nine months ended September 30, 2024 decreased $17.0 million and $58.3 million, respectively, compared to the corresponding prior year periods, primarily due to the inclusion of Barstool operating expenses in the prior year periods subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023. Due to the Barstool disposal, the current year periods do not include any Barstool operating expenses. The decrease for the nine months ended September 30, 2024 was partially offset by an increase in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
For the three and nine months ended September 30, 2024, general and administrative expenses decreased by $13.9 million and $9.5 million, respectively, compared to the corresponding prior year periods, primarily due to a decrease in stock-based compensation. For the three and nine months ended September 30, 2024, the decrease was offset by increases in rent expense associated with triple net operating leases of $8.3 million and $25.6 million, respectively, stemming primarily from annual escalators on our triple net operating leases.
Depreciation and amortization for the three and nine months ended September 30, 2024 increased $2.9 million and $2.6 million, respectively, compared to the corresponding prior year periods.
Loss on disposal of Barstool relates to the loss on the sale of 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration as described in Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Other income (expenses)
Interest expense, net	$(118.4)	$(117.5)	$(0.9)	0.8%	$(356.9)	$(346.1)	$(10.8)	3.1%
Interest income	$6.3	$10.2	$(3.9)	(38.2)%	$19.2	$30.5	$(11.3)	(37.0)%
Income from unconsolidated affiliates	$7.1	$7.2	$(0.1)	(1.4)%	$22.1	$17.0	$5.1	30.0%
Gain on Barstool Acquisition, net	$—	$—	$—	—%	$—	$83.4	$(83.4)	N/M
Gain on REIT transactions, net	$—	$—	$—	—%	$—	$500.8	$(500.8)	N/M
Other	$2.8	$(0.3)	$3.1	N/M	$2.5	$4.5	$(2.0)	(44.4)%
Income tax benefit (expense)	$(2.8)	$161.7	$(164.5)	N/M	$13.0	$(40.9)	$53.9	N/M
N/M - Not meaningful
Interest expense, net increased by $0.9 million and $10.8 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year periods. The increase for the three months ended September 30, 2024 was primarily due to an increase in interest expense for our finance leases related to the Pinnacle Master Lease rent reset and escalator, both of which were effective May 1, 2024, and the increase for the nine months ended September 30, 2024 was due to an increase in interest expense on our Senior Secured Credit Facilities related to an overall increase in interest rates as well as the Pinnacle Master Lease rent escalator effective May 1, 2024.
Interest income decreased by $3.9 million and $11.3 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year periods, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.

Income from unconsolidated affiliates relates principally to our investment in Kansas Entertainment and Freehold Raceway joint ventures. The increase of $5.1 million for the nine months ended September 30, 2024, compared to the corresponding prior year period, is due to the nine months ended September 30, 2023 including a $4.1 million loss for Barstool prior to the Barstool Acquisition on February 17, 2023.
Gain on Barstool Acquisition, net for the nine months ended September 30, 2023 relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements. The gain consisted of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net for the nine months ended September 30, 2023 relates to the execution of both the AR PENN Master Lease and 2023 Master Lease on February 21, 2023, which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with Meadows and Perryville were terminated which resulted in a $6.5 million loss from the derecognition of right-of-use assets and lease liabilities. See Note 8, “Leases” to our unaudited Consolidated Financial Statements for additional details on both of these transactions.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023), as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three months ended September 30, 2024, other income primarily consisted of an unrealized holding gain of $3.0 million. For the nine months ended September 30, 2024, other income primarily consisted of dividend income received, partially offset by an unrealized holding loss of $2.4 million. For the three and nine months ended September 30, 2023, other income primarily consisted of unrealized holding losses of $11.6 million and $8.5 million, respectively, which were offset by dividend income received. Additionally, the nine months ended September 30, 2023 included a $3.1 million gain related to remeasurement and settlement of Barstool put/call options prior to the Barstool Acquisition.
Income tax benefit (expense) was an expense of $2.8 million as compared to a benefit of $161.7 million for the three months ended September 30, 2024 and 2023, respectively, and a benefit of $13.0 million as compared to an expense of $40.9 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 23.1% and 18.6% for the three and nine months ended September 30, 2024, as compared to 19.0% and 1,698.9% for the three and nine months ended September 30, 2023. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three and nine months ended September 30, 2024, as compared to the corresponding prior periods was primarily due to (i) non-deductible permanent items offset against tax credit utilization, (ii) excluding certain foreign losses from our worldwide effective tax rate calculation for which no tax benefit may be recognized, (iii) state taxes, (iv) changes to the valuation allowances, and (v) the Barstool transaction. See Note 5, “Acquisitions and Dispositions” and Note 10, “Income Taxes” to our unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the three and nine months ended September 30, 2024 and 2023
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$609.9	$610.8	$(0.9)	(0.1)%	$1,850.3	$1,856.6	$(6.3)	(0.3)%
Food, beverage, hotel, and other	74.9	76.2	(1.3)	(1.7)%	215.5	218.9	(3.4)	(1.6)%
Total revenues	$684.8	$687.0	$(2.2)	(0.3)%	$2,065.8	$2,075.5	$(9.7)	(0.5)%

Adjusted EBITDAR	$199.3	$208.3	$(9.0)	(4.3)%	$606.6	$638.5	$(31.9)	(5.0)%
Adjusted EBITDAR margin	29.1%	30.3%		-120 bps	29.4%	30.8%		-140 bps
The Northeast segment’s revenues for the three months ended September 30, 2024 decreased $2.2 million, primarily due to a decrease in gaming revenues due to unfavorable hold rates as well as a decrease in racing revenue.
The Northeast segment’s revenues for the nine months ended September 30, 2024 decreased $9.7 million, primarily due to severe weather events during the first quarter of 2024 negatively impacting our operations, unfavorable hold rates in the third quarter of 2024, and decreases in gaming revenues at several of our properties due to increased competition. Food and beverage revenues for the nine months ended September 30, 2024 decreased primarily due to a decrease in racing revenue as well as the weather events during the first quarter resulting in a decline in visitation compared to the prior year period.
For the three months ended September 30, 2024, the Northeast segment’s Adjusted EBITDAR decreased $9.0 million, and Adjusted EBITDAR margin decreased to 29.1%, primarily due to increased labor costs and unfavorable hold rates in the current year quarter.
For the nine months ended September 30, 2024, the Northeast segment’s Adjusted EBITDAR decreased $31.9 million, primarily due to decreased gaming and non-gaming revenues. Adjusted EBITDAR margin decreased to 29.4% primarily due to the reversal of certain accrued gaming taxes in the prior year period and increased labor and marketing costs in the current year period.
South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$220.2	$236.8	$(16.6)	(7.0)%	$684.2	$728.0	$(43.8)	(6.0)%
Food, beverage, hotel, and other	67.9	71.4	(3.5)	(4.9)%	200.6	203.3	(2.7)	(1.3)%
Total revenues	$288.1	$308.2	$(20.1)	(6.5)%	$884.8	$931.3	$(46.5)	(5.0)%

Adjusted EBITDAR	$106.4	$136.6	$(30.2)	(22.1)%	$331.3	$381.1	$(49.8)	(13.1)%
Adjusted EBITDAR margin	36.9%	44.3%		-740 bps	37.4%	40.9%		-350 bps
The South segment’s revenues for the three and nine months ended September 30, 2024 decreased by $20.1 million and $46.5 million, respectively, compared to the corresponding prior year periods, primarily due to a decrease in gaming revenues as increased competition negatively impacted visitation at several of our properties and severe weather events in the first and third quarter of 2024 negatively impacted our operations. Food, beverage, hotel, and other revenues decreased for the three and nine months ended September 30, 2024, primarily due to accelerating our hotel remodeling in the current year quarter and the negative weather impact on operations, as discussed above.
For the three and nine months ended September 30, 2024, the South segment’s Adjusted EBITDAR decreased $30.2 million and $49.8 million, respectively, and Adjusted EBITDAR margin decreased to 36.9% and 37.4%, respectively, primarily due to the decrease in revenues as described above. Additionally, the three and nine months ended September 30, 2023 were positively impacted by the receipt of $14.0 million in business interruption proceeds related to the loss experienced in 2020 due to Hurricane Laura.
West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$89.8	$94.5	$(4.7)	(5.0)%	$275.9	$281.3	$(5.4)	(1.9)%
Food, beverage, hotel, and other	42.0	40.6	1.4	3.4%	120.0	113.5	6.5	5.7%
Total revenues	$131.8	$135.1	$(3.3)	(2.4)%	$395.9	$394.8	$1.1	0.3%

Adjusted EBITDAR	$47.5	$54.7	$(7.2)	(13.2)%	$144.0	$153.4	$(9.4)	(6.1)%
Adjusted EBITDAR margin	36.0%	40.5%		-450 bps	36.4%	38.9%		-250 bps
The West segment’s revenues for the three months ended September 30, 2024 decreased by $3.3 million, compared to the prior year period, primarily due to a decrease in gaming revenues as road construction and increased competition negatively impacted visitation at our West segment properties, partially offset by an increase in food, beverage, hotel, and other revenues.
The West segment’s revenues for the nine months ended September 30, 2024 increased by $1.1 million, compared to the prior year period, primarily due to an increase in hotel and food and beverage revenues, partially offset by a decrease in gaming revenues as isolated weather events negatively impacted visitation during the first quarter of 2024.
For the three and nine months ended September 30, 2024, the West segment’s Adjusted EBITDAR decreased $7.2 million and $9.4 million, respectively, and Adjusted EBITDAR margin decreased to 36.0% and 36.4%, respectively, primarily due to the decreases in gaming revenues discussed above and increased labor costs.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$259.1	$260.1	$(1.0)	(0.4)%	$784.7	$787.5	$(2.8)	(0.4)%
Food, beverage, hotel, and other	33.1	33.3	(0.2)	(0.6)%	96.8	94.5	2.3	2.4%
Total revenues	$292.2	$293.4	$(1.2)	(0.4)%	$881.5	$882.0	$(0.5)	(0.1)%

Adjusted EBITDAR	$118.5	$123.8	$(5.3)	(4.3)%	$365.4	$376.5	$(11.1)	(2.9)%
Adjusted EBITDAR margin	40.6%	42.2%		-160 bps	41.5%	42.7%		-120 bps
The Midwest segment’s revenues for the three months ended September 30, 2024 were flat compared to the prior year quarter. The Midwest segment’s revenues for the nine months ended September 30, 2024 decreased by $0.5 million, compared to the prior year period, primarily due to a decrease in gaming revenues during the period as severe weather events in the first quarter of 2024 negatively impacted visitation, partially offset by an increase in hotel and food and beverage revenues in the second quarter of 2024.
For the three and nine months ended September 30, 2024, the Midwest segment’s Adjusted EBITDAR decreased $5.3 million and $11.1 million, respectively, and Adjusted EBITDAR margin decreased to 40.6% and 41.5%, respectively, primarily due to the decreases in gaming revenues discussed above, increased labor costs, and an increase in general and administrative costs.

Interactive Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$109.0	$49.9	$59.1	118.4%	$283.5	$216.1	$67.4	31.2%
Food, beverage, hotel, and other (1)	135.6	146.4	(10.8)	(7.4)%	401.4	471.2	(69.8)	(14.8)%
Total revenues	$244.6	$196.3	$48.3	24.6%	$684.9	$687.3	$(2.4)	(0.3)%

Adjusted EBITDAR	$(90.9)	$(50.2)	$(40.7)	81.1%	$(389.7)	$(68.7)	$(321.0)	N/M
Adjusted EBITDAR margin	(37.2)%	(25.6)%		N/M	(56.9)%	(10.0)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three months ended September 30, 2024 increased by $48.3 million compared to the corresponding prior year period, primarily due to an increase in gaming revenues. In the current quarter, gaming revenues were positively impacted by favorable sports betting hold rates driven by a higher parlay mix from our improving product offering and lower promotional expenses. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $104.1 million and $102.6 million for the three months ended September 30, 2024 and 2023, respectively.
The Interactive segment’s revenues for the nine months ended September 30, 2024 decreased by $2.4 million compared to the corresponding prior year period, primarily due to a decrease in other revenues, partially offset by an increase in gaming revenues. The decrease in other revenues primarily relate to $99.2 million of Barstool revenues subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023 being included in the nine months ended September 30, 2023. Due to the Barstool disposal, the current year period does not include any Barstool operating results. Furthermore, other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $302.8 million and $283.4 million for the nine months ended September 30, 2024 and 2023, respectively.
For the three and nine months ended September 30, 2024, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to the decrease in other revenues as discussed above, as well as an increase in marketing expense due to the continued promotion of ESPN BET.
Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Food, beverage, hotel, and other	$4.0	$4.5	$(0.5)	(11.1)%	$15.9	$16.5	$(0.6)	(3.6)%
Total revenues	$4.0	$4.5	$(0.5)	(11.1)%	$15.9	$16.5	$(0.6)	(3.6)%

Adjusted EBITDAR	$(32.4)	$(28.1)	$(4.3)	15.3%	$(86.0)	$(80.7)	$(5.3)	6.6%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three and nine months ended September 30, 2024 decreased slightly compared to the prior year periods, primarily due to fluctuations in racing revenues. Corporate overhead costs were $29.1 million and $27.0 million for the three months ended September 30, 2024 and 2023, respectively, and $78.5 million and $78.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Changes in Adjusted EBITDAR for the three months ended September 30, 2024 primarily relate to higher general and administrative costs, slightly offset by a decrease in labor costs.
Changes in Adjusted EBITDAR for the nine months ended September 30, 2024 primarily relate to higher labor costs, slightly offset by a decrease in general and administrative costs.

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
Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts, and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net loss, which is determined in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures, as well as related margins:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2024	2023	2024	2023
Net loss	$(37.5)	$(725.1)	$(179.5)	$(132.6)
Income tax (benefit) expense	2.8	(161.7)	(13.0)	40.9
Interest expense, net	118.4	117.5	356.9	346.1
Interest income	(6.3)	(10.2)	(19.2)	(30.5)
Income from unconsolidated affiliates	(7.1)	(7.2)	(22.1)	(17.0)
Gain on Barstool Acquisition, net	—	—	—	(83.4)
Gain on REIT transactions, net	—	—	—	(500.8)
Other (income) expenses	(2.8)	0.3	(2.5)	(4.5)
Operating income (loss)	67.5	(786.4)	120.6	(381.8)
Loss on disposal of Barstool	—	923.2	—	923.2
Stock-based compensation (1)	12.9	35.2	39.0	71.4
Cash-settled stock-based award variance (1)(2)	(3.8)	(2.9)	(14.9)	(12.0)
Loss (gain) on disposal of assets (1)	(0.1)	—	8.8	—
Contingent purchase price (1)	(1.1)	1.3	(1.1)	1.8
Depreciation and amortization	108.7	105.8	326.5	323.9
Insurance recoveries, net of deductible charges (1)	—	(0.3)	(2.7)	(13.9)
Income from unconsolidated affiliates	7.1	7.2	22.1	17.0
Non-operating items of equity method investments (3)	1.1	1.0	3.2	6.4
Other expenses (1)(4)	1.2	14.4	5.5	25.1
Adjusted EBITDA	193.5	298.5	507.0	961.1
Rent expense associated with triple net operating leases (1)	154.9	146.6	464.6	439.0
Adjusted EBITDAR	$348.4	$445.1	$971.6	$1,400.1

Net loss margin	(2.3)%	(44.8)%	(3.7)%	(2.7)%
Adjusted EBITDA margin	11.8%	18.4%	10.3%	19.3%
Adjusted EBITDAR margin	21.3%	27.5%	19.8%	28.2%
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
(3)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements), and our Kansas Entertainment joint venture.
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

	For the nine months ended September 30,		Change
(dollars in millions)	2024	2023	$	%
Net cash provided by operating activities	$256.4	$540.7	$(284.3)	(52.6)%
Net cash used in investing activities	$(312.7)	$(586.0)	$273.3	(46.6)%
Net cash used in financing activities	$(175.0)	$(257.9)	$82.9	(32.1)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income (loss), excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $284.3 million for the nine months ended September 30, 2024, primarily due to a decrease in earnings.
Investing Cash Flow
Cash used in investing activities for the nine months ended September 30, 2024, of $312.7 million, primarily relates to capital expenditures of $261.7 million. For the nine months ended September 30, 2023, cash used in investing activities of $586.0 million was primarily related to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $207.8 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the nine months ended September 30, 2024 and 2023, as applicable.
Capital expenditures for the nine months ended September 30, 2024 and 2023, were $261.7 million and $207.8 million, respectively. For the year ending December 31, 2024, our anticipated capital expenditures, inclusive of insurance proceeds, are approximately $225.0 million, which include capital expenditures of $130.9 million, incurred for the nine months ended September 30, 2024 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally for the year ending December 31, 2024, we anticipate capital project expenditures of $275.6 million in connection with the PENN Development Projects as a result of our Master Development Agreement with GLPI (as described in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements), which include capital expenditures of $130.8 million for the nine months ended September 30, 2024. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement.
Financing Cash Flow
For the nine months ended September 30, 2024, net cash used in financing activities decreased by $82.9 million compared to the nine months ended September 30, 2023. This was primarily due to $28.6 million in payments on insurance financing as well as $30.5 million in indemnification payments in the current year period, whereas we had repurchases of our common stock of $149.8 million in the prior year period.

As of September 30, 2024, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities (as defined in Note 7, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements), $400.0 million outstanding under our 5.625% Notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% Notes due 2029 (the “4.125% Notes”), $330.5 million outstanding under our 2.75% Convertible Notes due 2026, and $197.5 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility (as defined in Note 7, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements). We have no debt maturing prior to 2026. As of September 30, 2024, we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million resulting in $979.1 million available borrowing capacity under our Amended Revolving Credit Facility.
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
As of September 30, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million, at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.

No shares of the Company’s common stock were repurchased subsequent to the quarter ended September 30, 2024. As of November 6, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
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
On February 21, 2023, as described in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into the AR PENN Master Lease, effective January 1, 2023, to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo, and the M Resort, and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years.
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
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The PENN Development Projects have commenced. Our new Joliet facility is anticipated to open in the second half of 2025 and the new Aurora facility, the M Resort new hotel tower, and the Columbus hotel tower are anticipated to open in the first half of 2026.
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

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2024	2023	2024	2023
AR PENN Master Lease	$71.0	$71.1	$212.9	$213.1
2023 Master Lease	58.9	58.0	176.7	174.1
Pinnacle Master Lease	87.4	85.3	259.3	254.2
Margaritaville Lease	6.7	6.6	20.1	19.6
Greektown Lease	13.2	13.2	39.6	39.0
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$238.0	$235.0	$711.0	$702.4
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive, and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, interest rate changes, slowing economic growth, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; (iv) that we will achieve the anticipated financial returns from our strategic initiatives, including, but not limited to, our Sportsbook Agreement with ESPN and the PENN Development Projects; (v) and that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail and online sports betting, iCasino, and social gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2023 for a discussion of additional risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” ”outlook,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the PENN Development Projects; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; our expectation that the Company will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Quarterly Report on Form 10-Q with the SEC; our expectation that, based on our current level of operations, cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future; the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions; the anticipated impact of accounting pronouncements; and settlement costs relating to Barstool SPA indemnification obligations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of September 30, 2024, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $488.1 million Amended Term Loan A Facility and a $977.5 million Amended Term Loan B Facility. As of September 30, 2024, we have $979.1 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of September 30, 2024 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the 12-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/1/24 - 9/30/25	10/1/25 - 9/30/26	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$400.0	$—	$—	$—	$400.0	$394.0
Average interest rate			5.625%
Fixed rate	$—	$—	$—	$—	$400.0	$—	$400.0	$364.0
Average interest rate					4.125%
Fixed rate	$—	$330.5	$—	$—	$—	$—	$330.5	$356.9
Average interest rate		2.750%
Variable rate	$37.5	$37.5	$443.1	$10.0	$937.5	$—	$1,465.6	$1,459.5
Average interest rate (1)	5.600%	5.635%	5.573%	5.996%	6.028%
(1)Estimated rate, reflective of forward SOFR as of September 30, 2024 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and nine months ended September 30, 2024, we incurred an unrealized foreign currency translation adjustment gain of $18.6 million and an unrealized foreign currency translation adjustment loss of $36.9 million, respectively, and unrealized foreign currency translation adjustment losses of $44.7 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2024. As of September 30, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

PENN Entertainment, Inc.
Dated:	November 7, 2024	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)