Form 10-K
period 2024-12-31
PENN Entertainment, Inc.
filed 2025-02-27
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $2.9 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2024. As of February 24, 2025, the number of shares of the registrant’s common stock outstanding was 152,947,379 (including 380,935 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2025 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN ENTERTAINMENT, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to the business strategy, prospects and financial position of PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”). These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Adjusted EBITDA, Adjusted EBITDAR and other financial measures; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, rising interest rates, slowing economic growth, and geopolitical and regulatory uncertainty; competition with other entertainment, sports content, and gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes, or circumstances beyond the Company’s or ESPN’s control; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; the impact of activist shareholders; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors discussed in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

PART I
ITEM 1.BUSINESS
Overview
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the issuance date of this report, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting, and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore™, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN Play™ customer loyalty program, offering its approximately 32 million members a unique set of rewards and experiences.
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
The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”) subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements). See Note 17, “Segment Information” and Note 11, “Leases” in the notes to our Consolidated Financial Statements for further segment and lease structure information, respectively.
Retail Operations
As of December 31, 2024, we owned, managed, or had ownership interests in 43 gaming and racing properties in 20 states. In addition, we offer live sports betting at our properties in 13 states.
Operating Properties
The table below summarizes certain features of the properties owned, operated, or managed by us as of December 31, 2024, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago (2)	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	55,700	965	36	288
Hollywood Casino Bangor	Bangor, ME	AR PENN Master Lease	Land-based gaming/racing	31,750	661	15	152
Hollywood Casino at Charles Town Races (2)	Charles Town, WV	AR PENN Master Lease	Land-based gaming/racing	115,000	1,731	61	153
Hollywood Casino Columbus (2)(3)	Columbus, OH	2023 Master Lease	Land-based gaming	180,500	1,676	61	—
Hollywood Casino at Greektown (2)	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,027	56	400
Hollywood Casino Lawrenceburg (2)(4)	Lawrenceburg, IN	AR PENN Master Lease	Dockside gaming	149,500	1,238	43	463
Hollywood Casino Morgantown (2)(5)	Morgantown, PA	Morgantown Lease	Land-based gaming	81,000	707	23	—
Hollywood Casino at PENN National Race Course (2)	Grantville, PA	AR PENN Master Lease	Land-based gaming/racing	94,371	1,566	42	—
Hollywood Casino Perryville (2)(3)	Perryville, MD	2023 Master Lease	Land-based gaming	34,500	726	17	—
Hollywood Casino at The Meadows (2)(3)	Washington, PA	2023 Master Lease	Land-based gaming/racing	125,000	1,962	93	—
Hollywood Casino Toledo (2)(3)	Toledo, OH	2023 Master Lease	Land-based gaming	135,000	1,760	46	—

Hollywood Casino York (2)	York, PA	Operating Lease (not with REIT Landlord)	Land-based gaming	32,581	715	27	—
Hollywood Gaming at Dayton Raceway (2)	Dayton, OH	AR PENN Master Lease	Land-based gaming/racing	40,700	1,057	—	—
Hollywood Gaming at Mahoning Valley Race Course (2)	Youngstown, OH	AR PENN Master Lease	Land-based gaming/racing	54,000	1,051	—	—
Marquee by PENN (6)	Pennsylvania	N/A	Land-based gaming	N/A	155	—	—
Plainridge Park Casino (2)	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,225	976	—	—

South segment
1st Jackpot Casino (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	46,535	644	9	—
Ameristar Vicksburg (2)	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,926	922	17	148
Boomtown Biloxi (2)	Biloxi, MS	AR PENN Master Lease	Dockside gaming	34,500	591	23	—
Boomtown Bossier City (2)	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	20,000	604	12	187
Boomtown New Orleans (2)	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	745	26	150
Hollywood Casino Gulf Coast (2)	Bay St. Louis, MS	AR PENN Master Lease	Land-based gaming	51,000	773	28	291
Hollywood Casino Tunica (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	54,000	768	10	494
L’Auberge Baton Rouge (2)	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	947	56	205
L’Auberge Lake Charles (2)	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	71,200	1,100	85	995
Margaritaville Resort Casino (2)	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	956	50	395

West segment
Ameristar Black Hawk (2)	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	858	40	536
Cactus Petes and Horseshu (2)	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	30,600	560	14	416
M Resort Spa Casino (2)(3)	Henderson, NV	2023 Master Lease	Land-based gaming	96,000	929	37	390
Zia Park Casino	Hobbs, NM	AR PENN Master Lease	Land-based gaming/racing	18,000	723	—	154

Midwest segment
Ameristar Council Bluffs (2)(7)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,249	21	444
Argosy Casino Alton (2)(8)	Alton, IL	AR PENN Master Lease	Dockside gaming	23,000	504	9	—
Argosy Casino Riverside	Riverside, MO	AR PENN Master Lease	Dockside gaming	56,000	1,079	37	258
Hollywood Casino Aurora (2)(3)	Aurora, IL	2023 Master Lease	Dockside gaming	53,000	836	27	—
Hollywood Casino Joliet (2)(3)	Joliet, IL	2023 Master Lease	Dockside gaming	50,000	924	25	100
Hollywood Casino at Kansas Speedway (2)(9)	Kansas City, KS	Owned - joint venture	Land-based gaming	95,000	1,530	32	—
Hollywood Casino St. Louis	Maryland Heights, MO	AR PENN Master Lease	Dockside gaming	120,000	1,544	45	502
Prairie State Gaming (6)	Illinois	N/A	Land-based gaming	N/A	2,378	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,588	43	200

Other
Freehold Raceway (10)	Freehold, NJ	Owned - joint venture	Standardbred racing	—	—	—	—
Retama Park Racetrack (11)	Selma, TX	None - Managed	Simulcasting/quarter horse racing	—	—	—	—
Sam Houston Race Park	Houston, TX	Owned	Simulcasting/thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Owned	Simulcasting/restaurant	—	—	—	—
Valley Race Park (12)	Harlingen, TX	Owned	Greyhound racing	—	—	—	—
				2,482,088	41,725	1,166	7,321
(1)Excludes poker tables.
(2)Property offers a sportsbook for live sports betting.
(3)Property transferred to 2023 Master Lease (as defined in Note 11, “Leases,” in the notes to our Consolidated Financial Statements), effective January 1, 2023.
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

(10)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc. Operations at Freehold Raceway ceased on December 28, 2024.
(11)Pursuant to a management contract with Retama Development Corporation.
(12)In March 2020, Valley Race Park closed due to COVID-19 and remains non-operational.
Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, an ESPN BET sportsbook for live sports betting, a fitness center, dining venues, and a lounge.
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
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games, poker tables, and an ESPN BET sportsbook for live sports betting, as well as multiple food and beverage outlets, and an entertainment lounge.
Hollywood Casino at Greektown is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, and an ESPN BET sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.
Hollywood Casino Lawrenceburg is a Hollywood-themed casino riverboat located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines, table games, and poker tables, the riverboat features an ESPN BET sportsbook for live sports betting, as well as a variety of dining options. The hotel and event center, located within one mile from the casino, includes 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.
Hollywood Casino Morgantown is located less than an hour drive west of Philadelphia, Pennsylvania. The property features an outdoor gaming and entertainment area, an ESPN BET sportsbook for live sports betting, slot machines, table games, and multiple food and beverage outlets.
Hollywood Casino at PENN National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes a variety of dining and entertainment options, as well as an ESPN BET sportsbook for live sports betting and a viewing area for live racing. The property includes a one-mile all-weather lighted thoroughbred racetrack and a seven-eighths mile turf track.
Hollywood Casino Perryville is a Hollywood-themed casino located near the Susquehanna River in Perryville, Maryland, approximately 45 miles east of Baltimore, Maryland. It features slot machines, table games, poker tables, and an ESPN BET sportsbook for live sports betting, as well as a variety of dining options.
Hollywood Casino at The Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, the property offers an ESPN BET sportsbook for live sports betting, several dining options, as well as an event and banquet center, a simulcast betting parlor, a five-eighths mile harness racetrack and a bowling alley.
Hollywood Casino Toledo is a Hollywood-themed casino, located on the bank of the Maumee River in Toledo, Ohio. The property features slot machines, table games, poker tables, and an ESPN BET sportsbook for live sports betting, as well as multiple food and beverage outlets and an entertainment lounge.
Hollywood Casino York is a casino located within the York Galleria Mall, approximately an hour drive north of Baltimore, Maryland. It features slot machines, table games, and an ESPN BET sportsbook for live sports betting, as well as casual dining options.

Hollywood Gaming at Dayton Raceway is a Hollywood-themed casino and raceway located in Dayton, Ohio. It features video lottery terminals, a five-eighths mile standardbred racetrack, an ESPN BET sportsbook for live sports betting, as well as various restaurants and bars, amongst other amenities.
Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed casino and raceway located in Youngstown, Ohio featuring video lottery terminals and a one-mile thoroughbred racetrack. The property also includes an ESPN BET sportsbook for live sports betting, various restaurants, and bars amongst other amenities.
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
Boomtown Bossier City features a hotel adjoining a dockside riverboat casino located less than one mile from the Louisiana Boardwalk. The property offers a sportsbook for live sports betting, a variety of dining options, and 1,500 square feet of meeting and conference space.
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
L’Auberge Baton Rouge is located approximately ten miles southeast of downtown Baton Rouge, Louisiana. The property features a 12-story hotel, slots, table games, poker, an ESPN BET sportsbook for live sports betting, a variety of dining choices, and 13,000 square feet of meeting and event space.
L’Auberge Lake Charles offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. In addition to gaming amenities and an ESPN BET sportsbook for live sports betting, the property features several dining outlets, a golf course, a full-service spa, and more than 26,000 square feet of meeting and event space.
Margaritaville Resort Casino is one of the premier gaming, lodging, dining, and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes gaming amenities, an ESPN BET sportsbook for live sports betting, a 15,000 square foot 1,000-seat theater, and 9,500 square feet of meeting space.

West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. The resort features slot machines, table games, poker tables, and an ESPN BET sportsbook for live sports betting. In addition to gaming amenities, the resort features a hotel, a full-service day spa, several dining outlets, a live entertainment bar, and 15,000 square feet of meeting and event space.
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
Midwest Segment
Ameristar Council Bluffs is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. In addition to gaming amenities, the property also features a hotel, a fitness center, several dining facilities, a sports bar featuring an ESPN BET sportsbook with live sports betting, and 5,000 square feet of convention and meeting space.
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
Hollywood Casino at Kansas Speedway, our 50% joint venture with NASCAR, is located in Kansas City, Kansas. It features slot machines, table games, poker tables, and an ESPN BET sportsbook for live sports betting, and offers a variety of dining and entertainment facilities and a meeting room.
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

Interactive Operations
PENN Interactive operates our online gaming portfolio which includes: (i) ESPN BET, an online sportsbook operating in select U.S. jurisdictions; (ii) Hollywood Casino, an iCasino operating in select U.S. jurisdictions, including within the ESPN BET website and app and stand-alone Hollywood iCasino website and app; (iii) theScore BET, an online sportsbook and iCasino operating in Ontario, Canada; and (iv) PENN Game Studios, our in-house iCasino and social gaming content studio. ESPN BET, Hollywood Casino, and theScore BET leverage PENN’s proprietary, state-of-the-art player account management and online gaming platform. In addition, PENN Interactive also operates our digital sports media business, theScore Media and Gaming, Inc. (“theScore”). As of December 31, 2024, PENN Interactive operates online sportsbooks in 20 jurisdictions and iCasino in five jurisdictions throughout the U.S. and Canada.
Previously, PENN Interactive’s online gaming business included Barstool Sportsbook & Casino (“Barstool Sportsbook”), an online sportsbook and casino. On November 14, 2023, the Barstool Sportsbook brand was discontinued with PENN Interactive re-launching its U.S. online sportsbook product as ESPN BET and its U.S. iCasino product as Hollywood Casino.
In addition, PENN Interactive supports operations for retail sportsbooks across the Company’s portfolio of casinos, including, as of December 31, 2024, 30 retail sportsbooks located at the Company’s properties in 13 states. As of January 2023, PENN Interactive also began providing retail sportsbook management services to select casino operators outside our Company’s portfolio.
Further, through PENN’s portfolio of properties, PENN Interactive has entered into multi-year agreements with other gaming operators for online sports betting and iCasino market access in several states. Pursuant to these agreements, as of December 31, 2024, such online sports betting and online casino operators have operations in six states.
theScore is a sports media company that provides comprehensive coverage of sports through its various platforms including theScore media app and theScore BET Sportsbook and Casino app. theScore media app delivers users highly-personalized live scores, news, stats, and betting information from their favorite teams, leagues, and players. Additionally, theScore BET Sportsbook and Casino app delivers an immersive and holistic mobile sports betting and iCasino gaming experience, leveraging theScore’s proprietary player account management and risk and trading platforms. theScore’s technology, resources, and audience reach is used to accelerate our media and sports betting strategy across North America and is the foundation for online sportsbook and iCasino products, such as ESPN BET and theScore BET.
Barstool. PENN Entertainment, Inc., through a wholly-owned subsidiary, held a 36% equity interest in Barstool. Under this strategic relationship, Barstool exclusively promoted the Company’s sports betting and iCasino products, including the Barstool Sportsbook website and app, as well as our retail gaming and racing properties, to its national audience and granted us the sole right to utilize the Barstool brand for our online and retail sports betting and iCasino products. On February 17, 2023, we completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for cash consideration of approximately $315.3 million and the issuance of 2,442,809 shares of our common stock to certain former stockholders of Barstool. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN.
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

As described above, the following table summarizes PENN Interactive’s operations by jurisdiction as of December 31, 2024:

Jurisdiction	Online Sportsbook	iCasino	Management of PENN Retail Sportsbook	Market Access Partnership
Arizona	x
Colorado	x		x
Illinois	x		x
Indiana	x		x	x
Iowa	x		x
Kansas	x		x
Kentucky	x
Louisiana	x		x	x
Maryland	x		x
Massachusetts	x		x	x
Michigan	x	x	x
Mississippi			x
New Jersey	x	x
New York	x
North Carolina	x
Ohio	x		x	x
Ontario	x	x
Pennsylvania	x	x	x	x
Tennessee	x
Virginia	x
West Virginia	x	x	x	x
Other
Freehold Raceway. Through our joint venture with Greenwood, we own 50% of Freehold Raceway. The property features a one-half mile standardbred racetrack and a 118,000 square foot grandstand. Operations ceased at Freehold Raceway on December 28, 2024. In addition, through our Greenwood joint venture, we own 50% of a leased off-track wagering (“OTW”) facility in Toms River, New Jersey, and operate another OTW facility, which we constructed, in Gloucester Township, New Jersey.
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
Sam Houston Race Park and Valley Race Park. Sam Houston Race Park, which is located 15 miles northwest from downtown Houston, Texas along Beltway 8, hosts thoroughbred racing and offers daily simulcast operations, as well as hosts various special events, private parties, and meetings throughout the year. Valley Race Park is a 91,000 square foot property that previously conducted greyhound racing and simulcasting. Valley Race Park has not been open since March 2020. We acquired the remaining 50% of these properties, as well as a license for a racetrack in Manor, Texas, just outside of Austin, on August 1, 2021.
Sanford-Orlando Kennel Club. The facility and parking lot area is owned by the Company and operates a restaurant and offers year-round simulcast operations.
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined below and collectively referred to as the “Master Leases”). As of December 31, 2024, in addition to the Master Leases, three individual gaming facilities used in our operations are subject to individual triple net leases (together with the Master Leases, the “Triple Net Leases”). Under our Triple Net Leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
2023 Master Lease
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new triple net master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”), and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease incurs a 1.5% fixed escalator on November 1 of each year, and is also subject to a one-time increase of $1.4 million effective November 1, 2027. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Other triple net leases with REIT landlords
The Company has a triple net lease with GLPI for the land underlying the Hollywood Casino Morgantown property. Prior to the execution of the 2023 Master Lease, the Company also had triple net leases with GLPI for the real estate assets associated with the Meadows and Perryville properties. Prior to the sale of PENN’s outstanding equity interest in Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) on September 26, 2022, the Company had a triple net lease with GLPI for the real estate assets associated with the Tropicana property. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.

The Company has triple net leases with VICI Properties, Inc. (NYSE: VICI) (“VICI”) for the real estate assets associated with the Margaritaville Resort Casino and Hollywood Casino at Greektown properties. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Trademarks
We own a number of trademarks and service marks registered or pending registration with the U.S. Patent and Trademark Office (“USPTO”), the Canadian Intellectual Property Office (“CIPO”), and/or other intellectual property organizations in the European Union, the United Kingdom, and other countries around the world, including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” “PENN Entertainment®,” and “PENN Play.” theScore’s registered trademarks and service marks include “theScore®,” “theScore Bet®,” and “theScore esports®”, among others. We believe that our rights to our trademarks are well-established and have competitive value to our properties and businesses. We also have a number of trademark applications pending with the USPTO, CIPO, and the World Intellectual Property Organization.
Among others, we have a licensing agreement with a third-party to use the “Margaritaville” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. As of August 8, 2023, we have a licensing agreement with ESPN, Inc. to use the “ESPN BET” and related trademarks in connection with the operations of our online sports betting products within the United States.
Competition
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size, and other gaming options, such as state and province-sponsored internet lotteries, sweepstakes (including sweepstakes-based online sports betting and online casino), charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports, event contracts related to sports or other outcomes, such as government elections, and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel. Competition is discussed in further detail within “Item 1A. Risk Factors” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Seasonality
Our operations are subject to seasonality, including seasonality based on the weather in the region in which the properties operate and the travel habits of visitors. Business at our properties can also fluctuate due to specific holidays or other significant events, particularly when a holiday falls in a different quarter than the prior year, city-wide conventions, large sporting events or concerts, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and online sports betting which coincides with certain sporting events, as well as seasons of professional sports teams. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information.
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
Our businesses are subject to various international, federal, state, provincial, and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, data privacy, anti-money laundering, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our financial condition, results of operations, and cash flows.
Employees and Human Capital Resources
The Company’s key human capital management objective is to attract, retain, and develop high-quality talent with different perspectives. Our commitment to an equal-opportunity and respectful workplace, in which everyone feels valued, respected, and supported, is a factor driving our success. Our talent and development programs are designed to develop, support and maintain talent succession pipelines in preparation for key roles and leadership positions; recognize, reward and support our team members through competitive pay and wellness programs; enhance the Company’s philanthropic culture by encouraging participation and championing programs in the communities in which we work and live; and invest in technology and resources to provide our team members with the most efficient tools to perform their jobs.
Some of the key programs and initiatives developed to attract, develop, engage, and retain high-quality talent include:
•Talent review cycles for all salaried team members (executives, leaders, and individual contributors) designed to identify high-potential talent for promotions, stretch opportunities, and to match them with development opportunities;
•Offered an intern program called Leadership Excellence at PENN (“LEAP”), which received a “Top 100 Internship Award” in 2024;
•Facilitated two cycles of our Emerging Leader Program in 2024, which is designed for hourly and salaried individuals who seek advancement into leadership roles, with over 200 participants throughout 2024;
•Offer leadership academy courses: (1) the Early Career Leadership Academy for individuals with 0-2 years of leadership experience; and (2) the Mid-Career Leadership Academy (for individuals with 3+ years of leadership experience). Each course was offered twice a year in 2024.
•The PENN Cohort Program was newly implemented in 2024, and specifically designed for team members aiming to enhance their functional expertise or prepare for potential career transitions within PENN, focusing on the Gaming, Hospitality, Human Resources, and Finance sectors of our business;
•Expanded the PENN Mentorship Program, which matches team members across the Company based on areas of growth and interest;
•Launched PENN-Ovation, the first innovation challenge/competition, to foster a culture of intrapreneurship and connect a network of creative thinkers across the organization. Over a period of six months, teams from varying departments and locations collaborated to generate, refine, and pilot innovative solutions to some of our most pressing business challenges.
•PENN-Ed a dynamic SharePoint site designed as a one-stop (development) shop. The site features new quarterly topics presented in a variety of formats including book clubs, podcasts, articles, TedTalks, and in-person or virtual training sessions. All executives have access to the site and can find in-depth information on our flagship programs, as well as Learning Central, a catalog of online self-paced development opportunities.
•Revamped and reintroduced the Leadership Foundations Express program, providing a mix of self-paced and in-person training for first-time leaders and those new to PENN.
•Continued to facilitate our AwardCo Recognition Program and Property Engagement Committees.

Through the dedicated efforts of our corporate, interactive, and property leadership teams, and our charitable foundation, we launched or expanded a number of initiatives in 2024 focused on improving the lives of our team members, their families, and those in need in our communities.
Highlights from last year’s efforts include the expansion of our $4.0 million STEM Scholarship Fund and internship program. Our commitment continued in 2024, and we dedicated more than $4.0 million to fund STEM scholarships in states where we operate, as well as creating internship opportunities at the Company. In 2024, we also welcomed 24 new LEAP interns.
In addition, we scaled our mentorship program after launching a pilot with over 200 team members in October 2023. Participants self-selected into the program and were located across the Company at varying levels and functional areas. Throughout 2024, over 400 team members were enrolled in the program with 295 established partnerships, logging over 2,300 hours of time spent in mentoring activities. Additionally, 88% of open executive positions were filled by internal candidates throughout 2024.
As of December 31, 2024, we had approximately 23,118 full-time and part-time employees. We had 36 collective bargaining agreements covering approximately 4,110 active employees. Three collective bargaining agreements are scheduled to expire in 2025. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.
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
From time to time we may use our website as a means of disclosing material nonpublic information. We also may use social media channels to communicate with investors and the public about our business, products and other matters, and those communications could be deemed to include material information. Therefore, we encourage investors, the media and others interested in the Company to monitor and review the information we make available on our website.
ITEM 1A.RISK FACTORS
Our business is subject to risks and uncertainties. You should consider carefully, among other things, the risks described below, together with the other information in this report, before making an investment decision with respect to our securities. The occurrence of any of the following risks, or additional risks and uncertainties not presently known to us, could materially and adversely affect our business, financial condition, and results of operations.
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, financial condition, and results of operations. This summary should not be considered a substitute for the detailed risk factors described below.
Risks Related to Our Business, Industry and Market Conditions
•Our business is sensitive to reductions in discretionary consumer spending, which may be adversely impacted by downturns in the economy and other factors outside of our control.
•Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
•Our results of operations may fluctuate due to seasonality and other factors, which could make our future operating results difficult to predict.
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
•Our operations in several jurisdictions depend on management agreements and/or leases with third parties and local governments that may not be renewed.
•There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and iCasino operations, including ESPN BET.
•Our operations and their success are largely dependent on the skill and experience of management and key personnel, and our ability to attract and retain talented team members.
•We face risks related to collective bargaining activity and strikes.
•We face the risk of fraud, theft, and cheating.

•We may be unable to protect or may not be successful in protecting our intellectual property rights.
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
•Our growth and success depend, in part, on the success of our strategic relationships with third parties.
•We are reliant on our partnership with ESPN, and our failure to maintain that relationship could negatively impact our business, reputation, and strategic goals.
•The growth of our Interactive segment will depend on our ability to attract and retain users and investments in our online offerings, technology, and strategic marketing initiatives.
•Participation in the sports betting industry exposes us to trading, liability management, and pricing risk.
•We follow the sports betting industry practice of restricting and managing betting limits at the individual customer level, with limits determined by customer profiles and acceptable enterprise risk; however, there is no guarantee that gaming regulatory authorities will continue to allow operators such as us to follow such practices.
•We extend credit to a portion of our customers who wager at our retail properties, and we may not be able to collect gaming receivables from our credit customers.
•The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors, including factors beyond our control.
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
•We rely on third party cloud infrastructure services to deliver our offerings to users, and we have experienced, and expect in the future to experience, service interruptions, delays, and outages.
•Our information technology and other systems are subject to cybersecurity risk, including misappropriation of employee information, customer information or other breaches of information security.

Legal and Regulatory Risk Factors
•From time to time we may become involved in legal proceedings, and no assurance can be provided as to the outcome of these matters.
•We face extensive regulation from gaming regulatory authorities.
•We are subject to certain federal, state, provincial and other regulations.
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

Risks Related to Our Business, Industry, and Market Conditions
Our business is sensitive to reductions in discretionary consumer spending, which may be adversely impacted by downturns in the economy and other factors outside of our control.
Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. As a regional operator, our in-person customers are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or changes in consumer preferences, including as a result of perceived or actual adverse economic conditions or inflation, changes in interest or unemployment rates, tight credit conditions, increased housing, energy, food and travel costs, global hostilities, trade disputes, including the imposition of new or increased tariffs, political or social unrest, widespread illnesses, or other factors beyond our control, could adversely affect the gaming and entertainment industries and demand for our products and amenities, which could materially and adversely affect our business, financial condition, and results of operations.
For example, the COVID-19 pandemic caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our business, financial condition, and results of operations. Although our properties are currently open, any future disruptions, pandemics, or significant negative economic trends, may adversely impact our business, financial condition, and results of operations.
Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size, and other gaming options, such as state and province-sponsored internet lotteries, sweepstakes (including sweepstakes-based online sports betting and online casino), charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports, event contracts related to sports or other outcomes, such as government elections, and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. We expect this intense competition to continue, which may require us to undertake additional substantial capital expenditures to maintain and enhance the competitive positions of our properties and the attractiveness of our facilities. There can be no assurance that we will have sufficient funds, or be able to obtain sufficient financing, to undertake such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
Similarly, there is intense competition among iCasino and online sports betting providers, and there has been considerable consolidation among competitors in the interactive gaming sectors. This intense competition and consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, adopt aggressive pricing or promotional policies, and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our Interactive segment’s business, financial condition, and results of operations could suffer.
Our results of operations may fluctuate due to seasonality and other factors, which could make our future operating results difficult to predict.
Our online sportsbook, retail sportsbook, and core retail business operations may fluctuate due to seasonal trends and other factors. For example, a majority of our current sports betting revenue occurs in the fourth quarter, and we have experienced sports betting revenue decreases during applicable off-seasons and increases during significant sporting events. In addition, the performance of certain individual athletes or teams may significantly impact our financial performance. Our retail gaming operations are also subject to seasonality, including seasonality based on the weather in the markets in which they operate, specific holidays, or other significant events.
The operations of our properties are subject to disruptions or reduced patronage, including as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about widespread illnesses, and other significant events. The closings of, or reduced visitation volumes at, our properties due to such events have in the past and may in the future result in lost profits, and there can be no assurances that we will be fully or promptly compensated by our business interruption insurance coverage, if at all. Also, the costs of insurance against these types of events has increased in recent years. In addition, the occurrence of such an event may adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, and our business, financial condition, and results of operations could be materially adversely affected.
Shareholder activists could cause a disruption to our business.
We have been subject to shareholder activism and may be subject to such activism in the future. For example, in January 2025, HG Vora Capital Management, LLC notified our Board of Directors that it has nominated three director candidates to stand for election at the Company’s upcoming annual meeting of shareholders. In addition, in May 2024, the Board of Directors received a letter from The Donerail Group LP advocating for, among other things, changes to the Company's corporate strategy.

Shareholder activism pursued against the Company could give rise to or result in, among other things: (a) increased costs, including expenses of third-party advisors, insurance, administrative expenses and other associated costs; (b) perceived uncertainties as to our future direction, which could result in reputational harm and the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors, customers, suppliers, and business partners; (c) reduction or delay in our ability to effectively and timely execute our current business strategy and to implement new strategies; (d) diversion of the attention of our Board of Directors and management team; and (e) fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Any such shareholder activism could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to our Operations
We generate a material percentage of our revenues from certain geographic regions and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these regions.
For the year ended December 31, 2024, we generated 13.6%, 12.7%, and 9.5% of our revenues from our retail properties within the states of Ohio, Louisiana, and Missouri, respectively. As a result, we are subject to a greater degree of risk than a gaming company with more regional diversification, as our results are dependent on the regional economies and competitive landscapes in these specific markets. Our ability to meet our operating and debt service requirements is thus dependent, in part, upon the continued success of our properties in these key regions. The operating results of these retail properties may be adversely impacted by changes in local economic and competitive conditions or local and state governmental laws and regulations, including gaming laws and regulations, and the application thereof, natural and other disasters, including the effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, or severe drought, or outbreaks of infectious diseases, increases in the costs of maintaining these properties, and declines in the number of visitors or in gaming and non-gaming activities at our properties in such regions. Any of these factors could negatively affect our business, financial condition, and results of operations, including our ability to generate sufficient cash flow to meet our operating and debt service requirements.
A significant portion of our cash flow from operations is used to make interest payments and rent payments under our debt and lease agreements.
As of December 31, 2024, we had indebtedness of $2.8 billion, including $1.5 billion outstanding under our Amended Credit Facilities. We also utilize a significant portion of our cash flow from operations to make our rent payments, which were $950.4 million for the year ended December 31, 2024, pursuant to and subject to the terms and conditions of our Master Leases and Morgantown Lease, each with GLPI, and our Margaritaville Lease and Greektown Lease with VICI (as defined previously, collectively, our “Triple Net Leases”). As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult or restrict, as applicable, our ability to satisfy our obligations with respect to our indebtedness, obtain additional financing, raise capital, make acquisitions or divestitures, or engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our business, financial condition, and results of operations.
There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facilities or otherwise in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness and rent payments, or development projects. Our variable rate borrowings expose us to interest rate volatility, which could cause our debt service obligations to increase significantly. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. For example, for the year ended December 31, 2024, we incurred capital project expenditures of $253.3 million in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI, as defined and discussed in the “Executive Overview” within our Management’s Discussion and Analysis. If those properties or other properties we develop or acquire do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from other properties or sources, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all.
We may finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Amended Credit Facilities and equity or debt financings. For more information regarding our future development projects, see “Recent Acquisitions, Development Projects and Other” in the “Executive

Overview” within our Management’s Discussion and Analysis. If we are unable to finance our current or future projects, we may need to seek alternative financing. Depending on credit market conditions, including the current high interest rate environment, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development, and renovation projects and acquisitions, which may adversely affect our business, financial condition, and results of operations. In addition, we have incurred significant capital project expenditures in connection with the PENN Development Projects, and our business, financial condition, and results of operations may be materially adversely impacted if we are unable to realize the anticipated benefits.
As of December 31, 2024, $979.1 million is available under our Amended Revolving Credit Facility, which expires in 2027. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facilities. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general, including events involving limited liquidity, defaults, or non-performance, or concerns or rumors about any such events, as well as our commitments under certain agreements, including our Triple Net Leases and our indemnification obligations under the Barstool SPA.
We are subject to risks associated with leased property, as most of our facilities are leased.
We lease 36 of the facilities we operate pursuant to the Triple Net Leases. Termination of the PENN Master Lease, the 2023 Master Lease, Pinnacle Master Lease, or Morgantown Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition, and results of operations. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. In addition, should some of our leased facilities prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases in the event we withdraw from those locations. Further, there can be no assurance that we or our landlords will be able to comply with our respective obligations under the Triple Net Leases in the future.
Our operations in several jurisdictions depend on management agreements and/or leases with third parties and local governments that may not be renewed or the terms of a renewal may require significant fees or capital expenditure commitments.
Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI or VICI, in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or if disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our business, financial condition, and results of operations. We may also be required to pay higher fees and/or incur additional capital expenditures to renew management agreements with third parties and local governments in our existing jurisdictions, or incur higher fees and/or capital expenditures than forecasted in connection with new management agreements with third parties and local governments as we expand into new jurisdictions.
There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and iCasino operations, including the launch of ESPN BET.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. As of December 31, 2024, we have launched the ESPN BET app in 19 US states and territories, and we expect to launch our ESPN BET app in additional states throughout 2025. Additionally, we have entered into agreements with other online sports betting and iCasino operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions.
Our sports betting and iCasino operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. There can be no assurance that the ESPN BET audience will engage in sports betting and iCasino products to the extent that we expect or that we will otherwise realize the anticipated benefits of our expanded sports betting and iCasino operations. Further, the success of our proposed sports betting and iCasino operations is dependent on a number of additional factors, many of which are beyond our control, including tax rates and license fees, our ability to gain market share, the timeliness and viability of our products, our ability to compete with new entrants in the market, changes in consumer demographics and public tastes and preferences, unexpected sporting event cancellations or delays, and the availability and popularity of other forms of entertainment. There can be no assurance that our expanded sports betting and iCasino operations will be able to compete effectively or generate sufficient returns.
We are subject to risks and costs related to climate change regulations and greenhouse gas effects.
There is a growing consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting, and are expected to continue affecting, the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult, burdensome, and costly. Concerned parties, such as legislators and regulators, stockholders, and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and, in the past, federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs, and capital expenditures to comply with the limitations. In addition, if such legislation is enacted but later significantly changed or repealed, we could incur costs related to compliance with the prior legislation without realizing the anticipated benefits. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our business, financial condition, and results of operations. Further, regulation of GHG emissions may limit our customers’ ability to travel to our properties (e.g. as a result of increased fuel costs or restrictions on transport-related emissions).
Investors’ and other stakeholders’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, customers, partners, employees, other stakeholders, governments, and regulators concerning environmental, social, and governance matters (“ESG”). For example, various policymakers, such as the SEC and the State of California, have adopted, or are considering adopting rules or laws to require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. In addition, if such rules or laws are adopted but later significantly changed or repealed, we could incur significant costs related to compliance without realizing the anticipated benefits. Additionally, certain investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We also may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs related to ESG monitoring and reporting and compliance with ESG initiatives. We publish an annual Corporate Social Responsibility Report, which highlights, among other things, our climate change mitigation activities and how we are supporting our workforce. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders, or our initiatives are not executed as planned, our business, financial condition, and results of operations may be adversely affected.
The success of our business is largely dependent on the skill and experience of management and key personnel, and our ability to attract and retain talented team members.
The success and competitive position of our retail operations, sports betting and iCasino operations, and media businesses are largely dependent upon, among other things, the efforts and skills of our senior executives and management team, and our ability to attract and retain talented team members.
We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain skilled and experienced personnel to our corporate, retail operations, sports betting and iCasino, and media businesses, we could experience increased employee turnover, decreased guest or user satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented team members or the loss of senior executives or key personnel could also limit our ability to grow and expand our businesses. A shortage of frontline and skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. Additionally, the increased ability of employees to work from home or in other remote work arrangements has impacted, and may continue to impact, our ability to attract and retain talented personnel.
Qualified individuals are in high demand, particularly in the technology and media industries, and we may incur significant costs to attract them. We also cannot assure that we will be able to retain our existing senior executive and key personnel or attract additional qualified senior executive and key personnel. We may use equity awards to attract talented employees, influencers and media personalities. If the value of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified talent. Our ability to attract, retain, and motivate employees, influencers and media personalities may also be adversely affected by stock price volatility.
We face risks related to collective bargaining activity and strikes.
As of December 31, 2024, a significant number of team members at our properties are currently covered by collective bargaining agreements. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and negatively affect operations and revenues at affected properties.
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
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to prevent or discover such acts or schemes in a timely manner may result in losses in our operations. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, and results of operations.
We may be unable to protect, or may not be successful in protecting, our intellectual property rights.
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
There can be no assurance that we will be successful in protecting our intellectual property rights or that we will become aware of third-party infringements that might be occurring. Inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition. and results of operations.
Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others.
The industries in which we compete have many participants that own, or claim to own, intellectual property, including participants that have been issued patents and may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those used by us in our products. Some of these patents may grant very broad protection to the third-party owners. Patents can be issued very rapidly and there is often a great deal of secrecy surrounding pending patent applications. We cannot determine with certainty whether any existing third-party patents or the issuance of any new third-party patents would require us to alter our technologies, pay for licenses, challenge the validity or enforceability of the patents, or cease certain activities. Third parties may assert intellectual property infringement claims against us and against our partners and/or suppliers. We may be subject to these types of claims either directly or indirectly through indemnities assuming liability for these claims that we may provide to certain partners. There can be no assurance that our attempts to negotiate favorable intellectual property indemnities in favor of us with our suppliers for infringement of third-party intellectual property rights will be successful or that a supplier’s indemnity will cover all damages and losses suffered by us and our partners and other suppliers due to infringing products, or that we can secure a license, modification or replacement of a supplier’s products with non-infringing products that may otherwise mitigate such damages and losses.
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
In addition to being liable for potentially substantial damages relating to a patent or other intellectual property following an infringement action against us, we may be prohibited from developing or commercializing certain technologies or products unless we obtain a license from the holder of the patent or other applicable intellectual property rights, or purchase these rights. There can be no assurance that we will be able to obtain any such license or purchase the patent on commercially reasonable terms, or at all. If we do not obtain such a license, our business, financial condition, and results of operations could be materially adversely affected, and we could be required to cease related business operations in some markets and restructure our business to focus on continuing operations in other markets.
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
Certain open source licenses contain requirements that we make the source code of our software, in which the open source software modules are used or incorporated into, publicly available for third parties to create modifications or derivative works, or grant other licenses to our intellectual property for free. These types of open source licenses are commonly known as “copyleft” licenses. If we combine our proprietary software with open source software subject to copyleft licenses, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software or remove such copyleft software.
Although we monitor our use of open source software to help avoid subjecting our technology to licensing conditions we do not intend, the law surrounding the use of open source software and open source licenses is in a state of evolution and the legal ramifications of such use remain uncertain in the U.S. and other countries. There is a risk that these open source licenses could be construed in a way that could impose unanticipated and undesirable conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.
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
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties or operations we may develop or acquire, particularly in new competitive markets or business lines, including our ESPN BET sportsbook app. The integration and management of more significant operations that we develop or acquire, such as the ESPN BET sportsbook app, may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating operations that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the development of new operations may involve regulatory, legal, and competitive risks, and, as it relates to property acquisitions, construction, and local opposition risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, local opposition can delay or increase the anticipated cost of a project, and, in projects where we team up with a joint venture partner or licensing partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
We cannot assure that we will be able to manage the combined operations that we develop or acquire effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.
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
The occurrence of some or all of the above-described events could have a material adverse effect on our business, financial condition, and results of operations.
We lease facilities that are located in areas that experience extreme weather conditions, which may increase in frequency and severity as a result of climate change.
We have been and may continue to be adversely impacted by increases in the frequency, duration, and severity of extreme weather events and changes in precipitation and temperature. Extreme weather conditions may interrupt our operations and reduce the number of customers who visit our facilities in the affected areas. Our properties in Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Missouri, Ohio, and Pennsylvania are at risk of experiencing extreme weather conditions, including snowstorms, tornadoes, hurricanes or flooding. In the past, adverse weather conditions, potentially exacerbated by climate change, have interrupted our operations, damaged property, and reduced the number of customers who visit our facilities in an affected area. For example, we have experienced interrupted operations and property damage due to hurricanes in the areas around the Gulf of Mexico and due to certain snowstorms in the Midwest and Northeast.

If any of our properties are damaged or there is a prolonged disruption at any of our properties due to natural disasters or other extreme weather events, our business, financial condition, and results of operations could be materially adversely affected.
Although a majority of our repair, clean-up, and lost business expenses have been covered by insurance in the past, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers in the future will be in a position to satisfy our claims. In addition, the costs of insurance against these types of events have increased in recent years. For example, the Company’s cost of insurance premiums on an annual basis was approximately $34.4 million in 2024 as compared to $29.6 million in 2023.
Additionally, our retail casino gaming, sports betting, and iCasino operations rely heavily on technology services and an uninterrupted supply of electrical power. Any unscheduled disruption in our technology services or interruption in the supply of electrical power as a result of extreme weather, or otherwise, could result in an immediate, and possibly substantial, loss of revenues.
We rely on third parties to provide services that are essential to the operation of our online sports betting and iCasino business, including geolocation, identity and age verification, payment processing, and sports data.
We rely on third parties to provide services that are essential to the operation of our online gaming business, including geolocation, identity and age verification, payment processing, and sports data systems. These services help ensure we comply with laws and regulations, process deposits and withdrawals made by our online users, and are provided information regarding schedules, results, performance, and outcomes of sporting events to determine when and how bets are settled. The software, systems and services provided by our third-party providers may contain errors or weaknesses, be compromised or experience outages, or otherwise not meet our expectations. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business and give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them. Also, errors or failures by our payment processors and sports data providers could result in a failure to timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
In addition, if any of our third-party service providers terminates its relationship with us, is unable to maintain necessary regulatory approvals, or refuses to renew its agreement with us on commercially reasonable terms, we would have to engage alternate service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our business, financial condition, and results of operations could be adversely impacted by our inability to timely secure replacement services that are sufficient to support our online business on comparable terms.
Our growth and success depend, in part, on the success of our strategic relationships with third parties.
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos, and other third parties, including those affiliated with ESPN, in order to attract users to our properties and online offerings, including ESPN BET. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to our competitors. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing or future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could increase the cost to attract consumers and adversely impact our business, financial condition, and results of operations.

Additionally, under the sports betting and iCasino laws of certain jurisdictions, sports betting and iCasinos are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a gaming regulatory authority to offer sports betting or iCasino services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the jurisdiction’s gaming regulatory authority. In some of the jurisdictions in which we offer sports betting and iCasino, we currently rely on a casino, tribe, or track in order to get a “skin.” If we cannot establish, renew, or manage these relationships, our market access rights could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones, which could adversely affect our business, financial condition, and results of operations.
We are reliant on our partnership with ESPN, and our failure to maintain that relationship could negatively impact our business, reputation and strategic goals.
On August 8, 2023, we entered into the Sportsbook Agreement with ESPN, which provides for a long-term strategic relationship between PENN and the ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. The Sportsbook Agreement provides PENN with an exclusive license to use the ESPN BET trademark in the United States in connection with the Sportsbook. In addition, pursuant to the Sportsbook Agreement, ESPN provides certain marketing, content integration and promotional services. The Sportsbook Agreement generally will expire in 2033, unless the parties agree to an additional ten year extension; however, the Sportsbook Agreement may be terminated by ESPN prior to 2033 under certain circumstances, including if the Sportsbook’s market access is not at least a specified percentage of the total market access by the online sportsbook operator with the most expansive market access. Any termination or loss of exclusivity of our exclusive license would have a material adverse effect on our business, financial condition, and results of operations.
The growth of our Interactive segment will depend on our ability to attract and retain users, which may require investments in our online offerings, technology, and strategic marketing initiatives.
Our ability to achieve revenue growth in the future in our Interactive segment (inclusive of ESPN BET, theScore BET sports betting and iCasino app, and Hollywood iCasino) will depend, in large part, upon our ability to attract new users to our offerings, retain existing users and reactivate inactive users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing and promotional efforts. There can be no assurance that we will realize the anticipated benefits of our investments in technology, products, service offerings and marketing initiatives. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings.
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
Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to us over a large number of events. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition, and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), such action would adversely impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.
We follow the sports betting industry practice of restricting and managing betting limits at the individual customer level, with limits determined by customer profiles and acceptable enterprise risk; however, there is no guarantee that gaming regulatory authorities will continue to allow operators to follow such practices.
Similar to credit card companies managing risk by tailoring credit limits on a per-customer basis, it is customary for sports betting operators to institute unique betting limits for each customer based on various factors, including but not limited to, betting history, source of funds and wealth reviews, and operator risk tolerance for individual sports or sporting events. This practice is beneficial because it allows sports betting operators to manage risk without the need to place restrictive global betting limits on all customers. There is no guarantee that gaming regulatory authorities will continue to allow us to institute betting limits at the individual customer level, or at our sole discretion, which may in turn adversely impact our ability to manage sports betting risk.
We extend credit to a portion of our customers who wager at our retail properties, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties, in accordance with applicable laws and regulations. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our business, financial condition and results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of certain foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors, including factors beyond our control.
The retail and online gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of gaming device, table game, sports bet or iCasino game (“Gaming Offerings”), on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, in Gaming Offerings. We use the hold percentage as an indicator of the performance of the Gaming Offering against its expected outcome. Although each Gaming Offering generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience, and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent playing. As a result of the variability in these factors, the actual win rates on our Gaming Offerings may differ from the theoretical win rates we have estimated and could result in the user’s winnings exceeding those anticipated. For example, in the past, certain VIP patrons have placed bets that resulted in large payouts and negatively impacted our results of operations. Similar events caused by the variability of win rates (hold rates) have the potential to negatively impact our business, financial condition, and results of operations.
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
No assurance can be given that, when we endeavor to open new or upgraded retail gaming properties, expand sports betting or iCasinos in new jurisdictions, or launch new sports betting or iCasino offerings, the expected timetables for opening or expanding such properties or offerings will be met in light of the uncertainties inherent in the development of the regulatory framework, construction and/or development, the licensing process, legislative action and litigation. In addition, as we seek to launch sports betting or iCasino offerings in additional jurisdictions, we will need to hire additional qualified employees, such as software engineers, IT professionals, product managers and compliance personnel. Given the significant competition in this area, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties or offerings, or expanding offerings in new jurisdictions, could lead to increased costs and delays in receiving anticipated revenues with respect to such properties or offerings and could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
Risks Related to our Information Systems and Technology
If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase.
Our success depends in part on our relationships with other third-party service providers. We rely upon third-party distribution platforms, including the Apple App Store and Google Play store, for distribution of our entertainment, media, and mobile sports betting and iCasino applications. As such, the promotion, distribution, and operation of our mobile applications are subject to the respective distribution platforms’ standard terms and policies, which are very broad and subject to frequent changes and interpretation. If Apple or Google choose to de-list any of our mobile applications, it could materially and adversely impact our business, financial condition, and results of operations.
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
As described in more detail below, a substantial portion of our technological and network infrastructure is provided by third parties, including internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if internet service providers experience service interruptions, because of cyber-attacks, or due to an event causing an unusually high volume of internet use, communications over the internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our offerings in a timely fashion or at all. In addition, our ability to process transactions, both at our retail properties and online, depends on point-of-sale, payment processing, payment network and database systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that these systems will continue to be able to meet the demand placed on us by our customers and the continued growth of the internet, the overall sports betting, and iCasino industry. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as hosting, network, software or hardware failure, or as a result of cyber-attacks, could cause a loss of our users’ property or personal information, or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic. Any such failure could result in a loss of anticipated revenue, interruptions to our offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience, and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third party cloud infrastructure services to deliver our offerings to users, and we have experienced, and expect in the future to experience, service interruptions, delays, and outages.
We currently host our online sports betting and iCasino offerings and support our operations using third-party providers of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third-party’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success and is dependent on the use of third-party cloud infrastructure services. We have experienced, and we expect that in the future we will experience, interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases.
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
We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, payment funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees, and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, company contractors and other third parties including employees and contractors of third-party vendors. In recognition of these heightened risks, our Board of Directors and Audit Committee receive regular presentations and reports on material cybersecurity risks which might impact us. See Item 1C. Cybersecurity of this Annual Report on Form

10-K for additional detail regarding the programs, policies, and procedures we have in place to identify, prevent and detect any breaches, viruses, or other forms of unauthorized access. The steps we take to deter and mitigate the risks of attacks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our business, financial condition, and results of operations.
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
Legal and Regulatory Risk Factors
From time to time we may become involved in legal proceedings, and no assurance can be provided as to the outcome of these matters.
From time to time we may become involved in legal proceedings, including as defendants in lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, litigation could result in costs, settlements, or damages that could adversely impact our business, financial condition, and results of operations.
We face extensive regulation from gaming regulatory authorities.
As owners and managers of retail casino gaming, iCasino, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state, provincial and local regulation. These gaming regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Gaming regulatory authorities have input into our operations, for instance, our hours of operation, the location or relocation of any of our properties, numbers and types of slot machines and table games, and the types of sports events or casino games we may offer as part of our sports betting and iCasino operations. Gaming regulatory authorities may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. Regulators may also levy substantial fines or penalties against us or our subsidiaries for violations of gaming laws or regulations, or against the people involved in violating such gaming laws or regulations, and/or seize our assets or the assets of our subsidiaries. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to certain federal, state, provincial, and local laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests. Further, since we deal with significant amounts of cash in our operations, we are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, online gaming operations, employees, partners, affiliates, or customers could have a material adverse effect on our business, financial condition, and results of operations.
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
We are also subject to a variety of other federal, state, and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing, and advertising and the production, sale, and service of alcoholic beverages. If we are not in compliance with these laws and regulations or we are subject to a substantial penalty, or if there are significant changes to applicable laws and regulations, including as a result of executive orders, it could have a material adverse effect on our business, financial condition, and results of operations.
State and local smoking restrictions have and may continue to negatively affect our business.
Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking restrictions have significantly impacted business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our business, financial condition, and results of operations could be adversely affected.
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
Further, certain of our products and services depend on the ability to use non-public personal, financial transaction, and or other information relating to patrons, which we may collect and or obtain from travel service providers or other companies with whom we have substantial relationships. To the extent that we collect, control, or process such information, federal, state, provincial and foreign privacy laws and regulations, including without limitation the California Consumer Privacy Act (including the amended California Privacy Rights Act), the EU’s General Data Protection Regulation, Ontario, Canada’s Freedom of Information and Protection of Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information which could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to various federal, state, and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. The extent of such potential conditions cannot be determined definitively. To date, none of these matters have had a material adverse effect on our business, financial condition, and results of operations; however, there can be no assurance that such matters will not have such an effect in the future.
We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of other hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Due to the contractual arrangements under the Triple Net Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, despite the transfer of the ownership of the underlying real property. Furthermore, we are aware that there is or may have been soil or groundwater or other contamination at certain of our properties resulting from current or former operations. These environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.

We may experience material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming.
We believe that the prospect of generating incremental revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to revenue-based taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations, and changes to taxes and fees in our existing jurisdictions could have a material impact on our profitability. From time-to-time, federal, state, provincial, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Worsening economic conditions could intensify the efforts of state, provincial, and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition, and results of operations.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards, and practices are intended to align with recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing, and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security, and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients, and business partners; and (v) providing appropriate public disclosure of cybersecurity risks, and incidents when required.
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
•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through regular vulnerability assessments and cybersecurity threat intelligence.
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
•Training: The Company provides training for personnel regarding cybersecurity threats, which is designed to reinforce the Company’s information security policies, standards, and practices. This training includes certain periodic and mandatory training for Company personnel regarding cybersecurity threats as well as the handling and processing of payment cards. All periodic and mandatory training is scaled to reflect the roles, responsibilities and information systems access of applicable personnel.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

•Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, accounting, risk management, internal audit, and other key business functions, as well as the members of the Board and the Audit Committee of the Board in a dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds designed to help ensure that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s ERM function, the Company’s Chief Information Officer, other members of management, and relevant management committees and councils, including the Company’s Cyber Security Committee.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties to perform assessments of our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Company’s Cyber Security Committee, and when appropriate, the Audit Committee and the Board. The Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by the assessments, audits, and reviews.
Governance
The Company’s Cyber Security Committee, in coordination with the Board and Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes, and practices that the Company’s Chief Information Officer and its Chief Information Security Officer, in coordination with the Company’s Cyber Security Committee, develop and implement to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee are also informed of identified cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding each such incident until it has been addressed. The Board discusses the Company’s approach to cybersecurity risk management with the Company’s Chief Information Officer, and, as necessary, the Company’s Chief Information Officer meets with the Audit Committee to discuss cybersecurity risk management.
The Company’s Chief Information Officer and its Chief Information Security Officer are members of the Company’s management that are principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Chief Information Officer serves as Chair of the Company’s Cyber Security Committee and works in coordination with the other members of the Cyber Security Committee, which includes our Chief Technology Officer; Chief Information Security Officer; EVP, Operations; EVP, Chief Financial Officer; Chief Compliance Officer; Chief Accounting Officer; Chief Legal Officer; Deputy Chief Compliance Officer; SVP, Public Affairs; VP, Risk Management; VP, Internal Audit; and VP, Legal – Intellectual Property and Privacy, who also serves as the Company’s Privacy Compliance Officer and Data Protection Officer.
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
The Company’s Chief Information Security Officer has served in various roles in information technology and information security for over 25 years, including serving as Vice President of Information Security and Product Security Officer for large public companies. In addition, the Company’s Chief Information Security Officer has previously held roles including Security Risk Assessor, Security Policy Development, and Security Architect. The Company’s Chief Information Security Officer has also contributed to the development and review of various security-related publications including the National Institute of Standards and Technology, the International Organization for Standardization, and the Cloud Security Alliance, has served in numerous roles on various cybersecurity-related advisory boards, and holds a B.S. in Electrical Engineering from Fairleigh Dickinson University.

The Company’s Chief Information Officer and Chief Information Security Officer, in coordination with the Company’s Cyber Security Committee, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and designed to allow the Company to promptly respond to any cybersecurity incidents in accordance with the Company’s Security Incident Response Plan. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Information Officer, the Chief Information Security Officer, and the Company’s Cyber Security Committee monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
To date, we do not believe cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition; however, we could experience a cybersecurity incident that materially affects us in the future. See Item 1A. Risk Factors, “Risks Related to our Information Systems and Technology” for additional discussion of cybersecurity risks to our business.

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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino at Greektown	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	3	Land, buildings, boat	105
Hollywood Casino Morgantown	Morgantown, PA	Building	—	Land	36
Hollywood Casino at PENN National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Perryville	Perryville, MD	—	—	Land, buildings	36
Hollywood Casino at The Meadows	Washington, PA	—	—	Land, racetrack, buildings	156
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Casino York	York, PA	—	—	Building	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	136
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	70
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	311	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	33

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort Spa Casino	Henderson, NV	—	—	Land, buildings	84
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (4), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (5), buildings, barge	83

Other
Freehold Raceway (6)	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (7)	Selma, TX	Undeveloped land	—	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (8)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			771		4,442

(1)Of which, 393 acres is undeveloped land surrounding Hollywood Casino at PENN National Race Course.
(2)Of which, 53 acres is wetlands.
(3)Of which, 3 acres is subject to the PENN Master Lease.
(4)Of which, 38 acres is subject to the PENN Master Lease.
(5)Of which, 24 acres is land surrounding River City Casino reserved for community and recreational facilities.
(6)Operations at Freehold Raceway ceased on December 28, 2024.
(7)The land, racetrack, and buildings used in the operations of Retama Park Racetrack are owned by the City of Selma, Texas.
(8)Simulcast racing operations.
We lease office and warehouse space in various locations outside of our operating properties, including 6,575 square feet of office space in Las Vegas, Nevada; 41,016 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 81,929 square feet of office space in Toronto, Ontario; 32,212 square feet of office space in Cherry Hill, New Jersey; 29,609 square feet of office space in Philadelphia, Pennsylvania; 22,049 square feet of office space in Hoboken, New Jersey; 3,150 square feet of office space in Greenfield, Massachusetts; 4,016 square feet of office space in Gibraltar; and 10,000 square feet of warehouse space in Aurora, Illinois.
Our interests in the owned real property listed above (with the exception of the land, buildings, and racetracks, used in the operations of Hollywood Casino at Kansas Speedway, Retama Park Racetrack, and Hollywood Casino Morgantown, as well as the interests in the leased real property listed above) collateralize our obligations under our Amended Credit Facilities (as defined in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).
ITEM 3.    LEGAL PROCEEDINGS
The Company is subject to various legal and administrative proceedings from time to time relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes to be adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable. The Company currently does not believe that the final outcome of these matters will have a material adverse effect on its results of operations, financial position or cash flows. For a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 24, 2025, there were 1,469 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
We have not sold any equity securities during the year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

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
We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2024. As of December 31, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
Stock Performance Graph
The following graph compares the cumulative total shareholder return for the Company's Common Stock since December 31, 2019 to the total returns of the S&P 500 Index and the Russell 3000 Casino and Gambling Index. The comparative returns shown in the graph assumes the investment of $100 in the Company’s Common Stock, the S&P 500 Index, and the Russell 3000 Casino and Gambling Index on December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PENN Entertainment, Inc, S&P 500,
and the Russell 3000 Casino and Gambling Index

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
PENN Entertainment, Inc
S&P 500
Russell 3000 Casino and Gambling

	Period Ending December 31,
Index	2019	2020	2021	2022	2023	2024
PENN Entertainment, Inc.	$100.00	$337.91	$202.86	$116.20	$101.80	$77.54
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Russell 3000 Casino and Gambling Index	$100.00	$115.20	$113.53	$84.96	$106.92	$102.89
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

ITEM 6.RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2024 compared to December 31, 2023. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2023 compared to December 31, 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the issuance date of this report, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting, and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore™, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN Play™ customer loyalty program, offering its approximately 32 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements and collectively referred to as the “Master Leases”).
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
On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded its existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. In addition to the Sportsbook Agreement, on August 8, 2023, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) providing for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, and setting forth certain other governance rights of ESPN, Inc. See Note 12, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements for additional information.
On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. As a result of the Barstool SPA, we recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability) incurred in the third quarter of 2023. See Note 5, “Acquisitions and Dispositions” and Note 18, “Fair Value Measurements” in the notes to our Consolidated Financial Statements. For information on the tax-related impacts from the Barstool transaction, see Note 13, “Income Taxes” in the notes to our Consolidated Financial Statements.

On February 21, 2023, as described in Note 11, “Leases” in the notes to our Consolidated Financial Statements, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years.
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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon our request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. We expect our new Joliet facility to open in the fourth quarter of 2025, and the new hotel tower at the M Resort, the new Aurora facility, and the Columbus hotel tower to open in the first half of 2026.
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
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as The Kroger Company, Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, our strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our Sportsbook Agreement with ESPN), are expected to allow us to acquire new customers, expand our player database, and provide additional revenue streams, all in furtherance of our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the years ended December 31, 2024 and 2023” section below for discussions on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our online offerings from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by actual or perceived weakened general economic conditions, such as recessions, inflation, rising interest rate environments, tight credit conditions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, low consumer confidence, global hostilities, political or social unrest, and the effects of pandemics. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions, and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86%, 85%, and 84% of our gaming revenue in 2024, 2023, and 2022, respectively) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions, and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 5% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 12% to 29% of table game drop.
Slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages. For table games, customers usually purchase chips at the tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-value play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our results of operations and cash flows.
Key performance indicators related to online gaming revenue, including online sports betting and iCasino, are handle, which is a volume indicator, and “win” or “hold” percentage. Our online sports betting win percentage is in the range of approximately 4.6% to 9.2% of online handle, online slot win percentage is in the range of approximately 4.5% to 4.9% of online slot handle, and our online table game hold percentage is in the range of approximately 1.6% to 2.2% of online table game handle.
For online gaming, customers deposit cash into their online accounts for use in online sports betting and iCasino play. Liabilities are recognized for online player account funds that have not been withdrawn and for wagers that have been placed on events that have not yet occurred. Online sportsbook handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for any bonus funds deposited into player accounts. Given that online sports betting wagers are made based on the outcomes of future sporting events, the win or hold percentage can vary based on the bet type (i.e. straight wagers vs. parlay wagers). Online slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of online progressive jackpots. Given the stability in our online slot hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages. Online table game hold is the amount of handle that is retained and recorded as gaming revenue. Our online table game hold percentages are fairly stable as we do not regularly experience high-value online play, which can lead to volatility in hold percentages. Given the stability in our online table game hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages.

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
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool Sports subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements).
Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies and Basis of Presentation” in the notes to our Consolidated Financial Statements.

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

	For the year ended December 31,
(dollars in millions)	2024	2023	2022
Revenues:
Northeast segment	$2,755.7	$2,738.4	$2,695.9
South segment	1,169.0	1,216.4	1,314.2
West segment	525.3	528.5	581.9
Midwest segment	1,172.2	1,172.6	1,159.6
Interactive segment	959.9	718.8	663.1
Other (1)	19.6	20.2	21.3
Intersegment eliminations (2)	(23.6)	(32.0)	(34.3)
Total	$6,578.1	$6,362.9	$6,401.7

Net income (loss)	$(313.3)	$(491.4)	$221.7

Adjusted EBITDAR:
Northeast segment	$801.0	$831.0	$842.5
South segment	433.2	494.1	548.1
West segment	187.5	204.2	220.1
Midwest segment	486.8	496.6	501.2
Interactive segment	(499.5)	(402.5)	(74.9)
Other (1)	(116.7)	(110.8)	(97.6)
Total (3)	1,292.3	1,512.6	1,939.4
Rent expense associated with triple net operating leases (4)	(620.1)	(591.1)	(149.6)
Adjusted EBITDA	$672.2	$921.5	$1,789.8

Net income (loss) margin	(4.8)%	(7.7)%	3.5%
Adjusted EBITDAR margin	19.6%	23.8%	30.3%
Adjusted EBITDA margin	10.2%	14.5%	28.0%
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $104.8 million, $106.7 million, and $98.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
(4)For the years ended December 31, 2024 and 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
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

Consolidated comparison of the years ended December 31, 2024 and 2023
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues
Gaming	$5,169.5	$4,905.8	$5,201.7	$263.7	$(295.9)	5.4%	(5.7)%
Food, beverage, hotel and other	1,408.6	1,457.1	1,200.0	(48.5)	257.1	(3.3)%	21.4%
Total revenues	$6,578.1	$6,362.9	$6,401.7	$215.2	$(38.8)	3.4%	(0.6)%
Gaming revenues for the year ended December 31, 2024 increased by $263.7 million compared to the prior year, primarily due to an increase in gaming revenues at our Interactive segment, partially offset by a decrease in gaming revenues within our South segment. In addition to severe weather events negatively impacting our South segment operations during the third quarter, severe weather affected weekends and holidays across all our regional property segments during the first quarter, negatively impacting our operations. Furthermore, retail gaming revenues decreased as new supply continues to impact visitation in certain retail property segments.
Food, beverage, hotel, and other revenues for the year ended December 31, 2024 decreased by $48.5 million compared to the prior year, primarily due to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023 in the prior year. Due to the Barstool disposal, the current year does not include any Barstool revenues. This was offset by an increase in gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $45.2 million compared to the prior year.
See “Segment comparison of the years ended December 31, 2024 and 2023” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Operating expenses
Gaming	$3,429.0	$2,989.4	$2,864.4	$439.6	$125.0	14.7%	4.4%
Food, beverage, hotel, and other	985.5	1,011.4	767.2	(25.9)	244.2	(2.6)%	31.8%
General and administrative	1,568.4	1,563.4	1,110.4	5.0	453.0	0.3%	40.8%
Depreciation and amortization	433.6	435.1	567.5	(1.5)	(132.4)	(0.3)%	(23.3)%
Impairment losses	89.1	130.6	118.2	(41.5)	12.4	(31.8)%	10.5%
Loss on disposal of Barstool	—	923.2	—	(923.2)	923.2	N/M	N/M
Total operating expenses	$6,505.6	$7,053.1	$5,427.7	$(547.5)	$1,625.4	(7.8)%	29.9%
N/M - Not meaningful
Gaming expenses consist primarily of gaming taxes, payroll, advertising, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the year ended December 31, 2024 increased by $439.6 million compared to the prior year, primarily due to costs related to the Sportsbook Agreement and Investment Agreement with ESPN which commenced on August 8, 2023 (see Note 12, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements) and increased gaming costs driven by increased ESPN BET volumes.
Food, beverage, hotel, and other expenses consist primarily of payroll costs, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the year ended December 31, 2024 decreased $25.9 million compared to the prior year, primarily due to the inclusion of

Barstool operating expenses in the prior year subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023. Due to the Barstool disposal, the current year does not include any Barstool operating expenses. The decrease for the year ended December 31, 2024 was partially offset by an increase in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
General and administrative expenses for the year ended December 31, 2024 increased by $5.0 million compared to the corresponding prior year, primarily due to an increase in rent expense associated with triple net operating leases of $29.0 million stemming primarily from annual escalators on our triple net operating leases. The increase was offset by a decrease in stock-based compensation.
Depreciation and amortization for the year ended December 31, 2024 decreased $1.5 million compared to the corresponding prior year.
Impairment losses for the year ended December 31, 2024 relate to impairment charges taken on our goodwill and other intangible assets of $12.3 million and $76.8 million, respectively, as a result of our annual impairment assessment during the fourth quarter of 2024.
Increased competition in our South and Midwest segments led to slight reductions in long-term projections at some of our properties which resulted in goodwill impairment charges in 2024.
Increased supply has led to reductions in long-term projections for certain of our properties in our Northeast and South segments, resulting in gaming license and trademark impairment charges at certain reporting units in both of those segments in 2024. Refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to our Consolidated Financial Statements for further discussion of impairment charges.
Loss on disposal of Barstool relates to the loss on the sale of 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration as described in Note 5, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements.
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Other income (expenses)
Interest expense, net	$(470.5)	$(464.7)	$(758.2)	$(5.8)	$293.5	1.2%	(38.7)%
Interest income	$23.6	$40.3	$18.3	$(16.7)	$22.0	(41.4)%	120.2%
Income from unconsolidated affiliates	$28.1	$25.3	$23.7	$2.8	$1.6	11.1%	6.8%
Gain on Barstool Acquisition, net	$—	$83.4	$—	$(83.4)	$83.4	N/M	N/M
Gain on REIT transactions, net	$—	$500.8	$—	$(500.8)	$500.8	N/M	N/M
Loss on early extinguishment of debt	$(0.3)	$—	$(10.4)	$(0.3)	$10.4	N/M	N/M
Other	$5.3	$5.5	$(72.1)	$(0.2)	$77.6	(3.6)%	N/M
Income tax benefit	$28.0	$8.2	$46.4	$19.8	$(38.2)	241.5%	(82.3)%
N/M - Not meaningful
Interest expense, net increased for the year ended December 31, 2024, as compared to the prior year, due to overall increase in interest rates on our Senior Secured Credit Facilities as well as the Pinnacle Master Lease rent escalator effective May 1, 2024.

Interest income decreased for the year ended December 31, 2024, as compared to the prior year, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates principally to our investment in the Kansas Entertainment and Freehold Raceway joint venture. Operations at Freehold Raceway ceased on December 28, 2024. The increase of $2.8 million for the year ended December 31, 2024, compared to the corresponding prior year, is due to the year ended December 31, 2023 including a $4.1 million loss for Barstool prior to the Barstool Acquisition on February 17, 2023.
Gain on Barstool Acquisition, net relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 5, “Acquisitions and Dispositions” to our Consolidated Financial Statements. The gain consists of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net relates to the execution of both the AR PENN Master Lease and 2023 Master Lease on February 21, 2023, effective January 1, 2023, which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with Meadows and Perryville were terminated which resulted in a $6.5 million loss from the derecognition of right-of-use assets and lease liabilities. See Note 11, “Leases” to our Consolidated Financial Statements for additional details on both of these transactions.
Loss on early extinguishment of debt relates to the repricing of the Senior Secured Credit Facilities on December 4, 2024. See Note 10, “Long-term Debt” to our Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023), as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the year ended December 31, 2024, other income primarily consisted of dividend income of $4.4 million, offset by an unrealized holding loss of $0.1 million. For the year ended December 31, 2023 other income primarily consisted of dividend income of $10.8 million, offset by an unrealized holding loss of $6.4 million.
Income tax benefit for the year ended December 31, 2024, was $28.0 million, as compared to $8.2 million for the year ended December 31, 2023. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 8.2% for the year ended December 31, 2024, as compared to 1.7% for the year ended December 31, 2023.The effective tax rates for both 2024 and 2023 are not correlated to the amount of our loss before income taxes due to the foreign losses for which no benefit was recognized and the impact of the significant nondeductible losses sustained from the Barstool divestiture, respectively. The Company’s effective tax rate in the current year is lower than the federal statutory rate of 21%, primarily because of nondeductible compensation and an increase in the valuation allowances on both foreign and certain state losses that are more likely than not to be utilized before expiring, as discussed in Note 5, “Acquisitions and Dispositions” and Note 13, “Income Taxes.”
Accordingly, the Company increased the valuation allowance by $61.1 million during 2024 on foreign and certain state and deferred tax assets and $179.0 million in 2023 for the capital loss carryforward generated from the Barstool divestiture transaction and for certain foreign and state deferred tax assets that are not more likely than not to be realized, resulting in an increase to income tax expense. See Note 13, “Income Taxes” to our Consolidated Financial Statements for further discussion.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the years ended December 31, 2024 and 2023
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Gaming	$2,465.0	$2,451.4	$2,434.0	$13.6	$17.4	0.6%	0.7%
Food, beverage, hotel, and other	290.7	287.0	261.9	3.7	25.1	1.3%	9.6%
Total revenues	$2,755.7	$2,738.4	$2,695.9	$17.3	$42.5	0.6%	1.6%

Adjusted EBITDAR	$801.0	$831.0	$842.5	$(30.0)	$(11.5)	(3.6)%	(1.4)%
Adjusted EBITDAR margin	29.1%	30.3%	31.3%			(120) bps	(100) bps
The Northeast segment’s revenues for the year ended December 31, 2024 increased by $17.3 million over the prior year, primarily due to increases in gaming and non-gaming revenues at several of our properties, as well as increased visitation to our food and beverage outlets, offset by a reduction in gaming revenues at several of our properties due to increased competition.
For the year ended December 31, 2024 the Northeast segment’s Adjusted EBITDAR decreased by $30.0 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 29.1%, primarily due to the reversal of certain accrued gaming taxes in the prior year and increased labor costs in the current year.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Gaming	$904.1	$950.3	$1,050.7	$(46.2)	$(100.4)	(4.9)%	(9.6)%
Food, beverage, hotel, and other	264.9	266.1	263.5	(1.2)	2.6	(0.5)%	1.0%
Total revenues	$1,169.0	$1,216.4	$1,314.2	$(47.4)	$(97.8)	(3.9)%	(7.4)%

Adjusted EBITDAR	$433.2	$494.1	$548.1	$(60.9)	$(54.0)	(12.3)%	(9.9)%
Adjusted EBITDAR margin	37.1%	40.6%	41.7%			(350) bps	(110) bps
The South segment’s revenues for the year ended December 31, 2024 decreased by $47.4 million over the prior year, primarily due to a decrease in gaming revenues as increased competition negatively impacted visitation at several of our properties and severe weather events in the first and third quarter of 2024 negatively impacted our operations. Food, beverage, hotel, and other revenues decreased primarily due to the acceleration of hotel remodeling in the third quarter of 2024, and the negative weather impact on operations, as discussed above.
For the year ended December 31, 2024, the South segment’s Adjusted EBITDAR decreased by $60.9 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 37.1%, primarily due to the decrease in gaming revenues as described above. Additionally, the year ended December 31, 2023 was positively impacted by the receipt of $19.6 million in business interruption proceeds related to the loss experienced in 2020 due to Hurricane Laura.

West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Gaming	$366.6	$376.5	$387.6	$(9.9)	$(11.1)	(2.6)%	(2.9)%
Food, beverage, hotel, and other	158.7	152.0	194.3	6.7	(42.3)	4.4%	(21.8)%
Total revenues	$525.3	$528.5	$581.9	$(3.2)	$(53.4)	(0.6)%	(9.2)%

Adjusted EBITDAR	$187.5	$204.2	$220.1	$(16.7)	$(15.9)	(8.2)%	(7.2)%
Adjusted EBITDAR margin	35.7%	38.6%	37.8%			(290) bps	80 bps
The West segment’s revenues for the year ended December 31, 2024 decreased by $3.2 million over the prior year, primarily due to road construction and increased competition negatively impacting visitation at our West segment properties, partially offset by an increase in food, beverage, hotel, and other revenues.
For the year ended December 31, 2024, the West segment’s Adjusted EBITDAR decreased by $16.7 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 35.7%, primarily due to the decreases in gaming revenues discussed above and increased labor costs.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Gaming	$1,043.6	$1,046.5	$1,045.9	$(2.9)	$0.6	(0.3)%	0.1%
Food, beverage, hotel, and other	128.6	126.1	113.7	2.5	12.4	2.0%	10.9%
Total revenues	$1,172.2	$1,172.6	$1,159.6	$(0.4)	$13.0	—%	1.1%

Adjusted EBITDAR	$486.8	$496.6	$501.2	$(9.8)	$(4.6)	(2.0)%	(0.9)%
Adjusted EBITDAR margin	41.5%	42.4%	43.2%			(90) bps	(80) bps
The Midwest segment’s revenues for the year ended December 31, 2024 decreased by $0.4 million over the prior year, primarily due to a decrease in gaming revenues as severe weather events in the first quarter of 2024 negatively impacted visitation. The decrease was partially offset by an increase in food and beverage revenues.
For the year ended December 31, 2024, the Midwest segment’s Adjusted EBITDAR decreased by $9.8 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 41.5%, primarily due to the decreases in gaming revenues discussed above and increased labor costs.

Interactive Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Gaming	$390.2	$81.1	$283.5	$309.1	$(202.4)	381.1%	(71.4)%
Food, beverage, hotel, and other	569.7	637.7	379.6	(68.0)	258.1	(10.7)%	68.0%
Total revenues	$959.9	$718.8	$663.1	$241.1	$55.7	33.5%	8.4%

Adjusted EBITDAR	$(499.5)	$(402.5)	$(74.9)	$(97.0)	$(327.6)	N/M	N/M
Adjusted EBITDAR margin	(52.0)%	(56.0)%	(11.3)%			N/M	N/M
N/M - Not meaningful
The Interactive segment’s revenues for the year ended December 31, 2024 increased by $241.1 million, compared to the prior year, primarily due to an increase in gaming revenues. Gaming revenues were positively impacted by an increase in gaming volume compared to the prior year, as 2024 contains a full year of ESPN BET operating results and lower promotional expenses. The increase was partially offset by a decrease in other revenues, of which $99.2 million relates to Barstool revenues subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool disposal on August 8, 2023 being included in the year ended December 31, 2023. Due to the Barstool disposal, the current year does not include any Barstool operating results. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $435.6 million, $390.4 million, and $251.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
For the year ended December 31, 2024, the Interactive segment’s Adjusted EBITDAR decreased by $97.0 million as compared to the prior year, primarily due to the decrease in other revenues as discussed above, as well as costs related to the Sportsbook Agreement and Investment Agreement with ESPN, which commenced on August 8, 2023. Adjusted EBITDAR margin increased primarily due to the increase in gaming revenues as discussed above.
Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Food, beverage, hotel, and other	$19.6	$20.2	$21.3	$(0.6)	$(1.1)	(3.0)%	(5.2)%
Total revenues	$19.6	$20.2	$21.3	$(0.6)	$(1.1)	(3.0)%	(5.2)%

Adjusted EBITDAR	$(116.7)	$(110.8)	$(97.6)	$(5.9)	$(13.2)	N/M	N/M
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
Changes in Adjusted EBITDAR for the year ended December 31, 2024 primarily relate to increased labor costs, slightly offset by a decrease in general and administrative costs.
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
We define Adjusted EBITDA as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of business, non-cash gains/losses associated with REIT transactions as described in Note 11, “Leases” to our Consolidated Financial Statements, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC Topic 805, “Business Combinations,” and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense) added back for Barstool Sports (prior to our acquisition of the remaining 64% of Barstool common stock on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the year ended December 31,
(dollars in millions)	2024	2023	2022
Net income (loss)	$(313.3)	$(491.4)	$221.7
Income tax benefit	(28.0)	(8.2)	(46.4)
Interest expense, net	470.5	464.7	758.2
Interest income	(23.6)	(40.3)	(18.3)
Income from unconsolidated affiliates	(28.1)	(25.3)	(23.7)
Gain on Barstool Acquisition, net	—	(83.4)	—
Gain on REIT transactions, net	—	(500.8)	—
Loss on early extinguishment of debt	0.3	—	10.4
Other (income) expense	(5.3)	(5.5)	72.1
Operating income (loss)	72.5	(690.2)	974.0
Loss on disposal of Barstool	—	923.2	—
Stock-based compensation (1)	52.9	85.9	58.1
Cash-settled stock-based award variance (1)(2)	(18.7)	(13.8)	(15.5)
Loss on disposal of assets (1)	10.0	0.1	7.9
Contingent purchase price (1)	(1.2)	1.9	(0.6)
Pre-opening expenses (1)	—	—	4.1
Depreciation and amortization	433.6	435.1	567.5
Impairment losses (3)	89.1	130.6	118.2
Insurance recoveries, net of deductible charges (1)	(5.5)	(13.9)	(10.7)
Income from unconsolidated affiliates	28.1	25.3	23.7
Non-operating items of equity method investments (4)	4.4	7.4	7.9
Other expenses (1)(5)	7.0	29.9	55.2
Adjusted EBITDA	672.2	921.5	1,789.8
Rent expense associated with triple net operating leases (1)	620.1	591.1	149.6
Adjusted EBITDAR	$1,292.3	$1,512.6	$1,939.4

Net income (loss) margin	(4.8)%	(7.7)%	3.5%
Adjusted EBITDA margin	10.2%	14.5%	28.0%
Adjusted EBITDAR margin	19.6%	23.8%	30.3%
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
(3)    For the year ended December 31, 2024, impairment charges relate to the Northeast, South, and Midwest segments. For the years ended December 31, 2023 and 2022, impairment charges relate to the Northeast segment.
(4)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(5)    Consists of non-recurring acquisition and transaction costs, and finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources have been and are expected to be cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, acquisitions or investments, funding of construction for development projects, and our compliance with covenants contained under our debt agreements. We currently believe that our operating cash flow and other sources of liquidity, as described herein, will be sufficient to meet our liquidity needs on a short and long-term basis.

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by operating activities	$359.3	$455.9	$878.2	$(96.6)	$(422.3)	(21.2)%	(48.1)%
Net cash used in investing activities	$(541.2)	$(742.6)	$(258.6)	$201.4	$(484.0)	(27.1)%	187.2%
Net cash used in financing activities	$(186.5)	$(262.6)	$(853.0)	$76.1	$590.4	(29.0)%	(69.2)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $96.6 million for the year ended December 31, 2024 primarily due to a decrease in our reportable segments’ Adjusted EBITDAR, partially offset by changes in working capital primarily related to gaming receivables, accrued gaming taxes, and advanced payments and deposits. Additionally, cash paid for interest and income taxes decreased compared to the prior year.

Investing Cash Flow

Cash used in investing activities for the year ended December 31, 2024 of $541.2 million, primarily relates to capital expenditures of $482.7 million. For the year ended December 31, 2023, cash used in investing activities was primarily related to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $360.0 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology, and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the years ended December 31, 2024, 2023, and 2022, as applicable.
Capital expenditures for the year ended December 31, 2024 were $482.7 million, inclusive of $229.4 million of capital maintenance expenditures and $253.3 million of capital project expenditures. For the year ending December 31, 2025, our anticipated capital expenditures are approximately $244.9 million, which includes capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally for the year ending December 31, 2025, we anticipate capital project expenditures of $490.9 million, the majority of which is in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 11, “Leases” in the notes to our Consolidated Financial Statements). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement.
Financing Cash Flow
For the year ended December 31, 2024, net cash used in financing activities totaled $186.5 million compared to $262.6 million in net cash used in financing activities in the prior year. During the year ended December 31, 2024, net cash used in financing activities primarily related to $50.3 million in principal payments on our finance leases, $40.8 million in principal payments on our financing obligations, $37.5 million in principal debt repayments, $35.4 million in payments on insurance financing, as well as $30.5 million in indemnification payments.

During the year ended December 31, 2023, net cash used in financing activities of $262.6 million primarily related to $149.8 million of common stock repurchases, $47.1 million in principal payments on our finance leases, $39.2 million in principal payments on our financing obligations, and $37.5 million in principal debt repayments.
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
On December 4, 2024, PENN entered into a Second Amendment with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Term B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.
At December 31, 2024, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $330.5 million outstanding under our 2.75% unsecured convertible notes due 2026 (the “Convertible Notes”), $400.0 million outstanding under our 5.625% senior unsecured notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% senior unsecured notes due 2029 (the “4.125% Notes”), and $210.5 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. We have no debt maturing prior to 2026. As of December 31, 2024 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million resulting in $979.1 million available borrowing capacity under our Amended Revolving Credit Facility. As of the date of this filing, the Company had $40.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $939.1 million of available borrowing capacity.
Covenants
Our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the AR PENN Master Lease, the 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and the Pinnacle Master Lease (all of which are defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of December 31, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Annual Report on Form 10-K with the SEC.
See Note 10, “Long-term Debt” in the notes to our Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
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

No shares of the Company’s common stock were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded to “Treasury stock” within the Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the year ended December 31, 2024. As of February 27, 2025, the remaining availability under our December 2022 Authorization was $749.5 million.
Other Factors Affecting Liquidity
ESPN BET Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. In November 2023, the existing Barstool Sportsbook was rebranded and launched across all online platforms in the United States as ESPN BET, which included our Hollywood Casino-branded integrated iCasino offering within the sportsbook app in select U.S jurisdictions. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (see Note 12, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements for additional information).
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements, and collectively referred to as the “Master Leases”) with GLPI. We refer to the Master Leases, Perryville Lease (where applicable), the Meadows Lease (where applicable), the Margaritaville Lease, the Greektown Lease, the Tropicana Lease (terminated September 26, 2022) and the Morgantown Lease, collectively, as our “Triple Net Leases.” The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, the Company and GLPI entered into the AR PENN Master Lease, effective January 1, 2023, which amended and restated the PENN Master Lease to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo, and the M Resort, and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years.
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
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. We expect our new Joliet facility to open in the fourth quarter of 2025, and the new hotel tower at the M Resort, the new Aurora facility, and the Columbus hotel tower to open in the first half of 2026.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2024, we are required to make total annual minimum rent payments of $969.7 million, of which $953.2 million relates to our Triple Net Leases. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
AR PENN Master Lease	$284.6	$284.1	$—
2023 Master Lease	236.2	232.8	—
PENN Master Lease	—	—	480.3
Pinnacle Master Lease	346.7	339.4	334.1
Perryville Lease	—	—	7.8
Meadows Lease	—	—	24.6
Margaritaville Lease	26.8	26.2	23.8
Greektown Lease	52.9	52.2	51.3
Morgantown Lease	3.2	3.1	3.1
Total (1)	$950.4	$937.8	$925.0
(1)Cash rent payable under the Tropicana Lease was nominal prior to the lease termination on September 26, 2022. Therefore, it has been excluded from the table above.
Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2024:

		Payments Due by Period
(in millions)	Total	2025	2026-2027	2028-2029	2030 and after
Purchase obligations	$1,023.5	$673.8	$234.8	$53.7	$61.2
Other liabilities reflected within our Consolidated Balance Sheets (1)	7.6	0.3	0.6	0.6	6.1
Total	$1,031.1	$674.1	$235.4	$54.3	$67.3
(1)Excludes the liability for unrecognized tax benefits of $44.8 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include a total of $243.1 million related to the payments associated with our (i) contingent purchase price obligations; and (ii) financing arrangement in which we received upfront cash proceeds permitting us to participate in future claims, as they are not fixed obligations.
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
As of December 31, 2024, the Company had $2.6 billion in goodwill and $1.5 billion in other intangible assets, net within its Consolidated Balance Sheets, representing 16.8% and 10.0% of total assets, respectively. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year, or more frequently if indicators of impairment exist. As a result of our annual test completed during the fourth quarter of 2024, we recognized $12.3 million in impairment charges on goodwill in our South and Midwest segments, $69.3 million in impairment charges on our gaming licenses in our Northeast and South segments, and $7.5 million in impairment charges on our trademarks in our Northeast and South segments. For further discussion, see Note 8, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements.
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
Revenue and earnings streams within our industry can vary significantly based on various circumstances, which in many cases, are outside of the Company’s control, and as such are difficult to predict and quantify. We have disclosed several of these circumstances in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Interactive goodwill
Goodwill at our Interactive segment comprises $1.5 billion of the total $2.6 billion balance as of December 31, 2024. For our quantitative goodwill impairment test for the Interactive goodwill, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from Interactive’s peer group are utilized in order to estimate the fair market value of the Interactive reporting unit. The Company compares the fair value of the Interactive reporting unit to its carrying amount. If the carrying amount of the Interactive reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the Interactive reporting unit).
The evaluation of goodwill requires the use of estimates about future operating results of the Interactive reporting unit to determine the estimated fair value of the reporting unit. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Significant assumptions utilized in the estimation of future cash flows for the Interactive reporting unit include forecasted revenues, forecasted operating expenses, the discount rate used in the valuation, and the terminal year EBITDA exit multiple. These significant assumptions are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance its overall value but may be to the detriment of the Interactive reporting unit. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions, or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information, and budgets of the Interactive reporting unit. These estimates could be negatively impacted by changes in federal, state, provincial, or local regulations, economic downturns, or other events affecting our Interactive segment.
Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economies in which our Interactive reporting unit operates. Increases in unemployment rates, inflation and/or interest rates can also result in decreased customer activity and/or lower customer spend. Additionally, increases in gaming taxes approved by state and provincial regulatory bodies can negatively impact forecasted cash flows.
Gaming licenses
We consider our gaming licenses as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various jurisdictional commissions. Rather, these gaming licenses are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the gaming licenses exceed their fair value, an impairment loss is recognized.
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
•Estimated pre-opening expenses; and
•Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.
In general, as it pertains to the Triple Net Leases, such amounts are allocated based on the reporting unit’s projected Adjusted EBITDAR as a percentage of the aggregate estimated Adjusted EBITDAR of all reporting units subject to each of the Triple Net Leases, as applicable.
The evaluation of gaming license intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the gaming license indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the projected payments under any applicable Triple Net Lease) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state, or local regulations, economic downturns, or other events affecting our properties.
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
Reporting units with gaming licenses which were identified during our 2024 annual impairment assessment, performed as of October 1, 2024, as having less than a substantial passing margin, in addition to goodwill at our Interactive reporting unit, were subject to a sensitivity analysis to determine the potential impairment losses:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Gaming License
Boomtown Bossier City	$7.0	—%	$2.0	$0.5
Boomtown New Orleans	$63.3	4.3%	$6.0	$—
Hollywood Casino at Greektown	$40.0	—%	$9.0	$1.5
Hollywood Casino at PENN National Race Course	$24.0	—%	$6.0	$0.5
L’Auberge Lake Charles	$221.3	6.4%	$17.0	$—

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	a 10% decrease in forecasted revenues and EBITDA
Goodwill
PENN Interactive	$1,633.2	6.2%	$107.0
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of December 31, 2024, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $481.3 million Amended Term Loan A Facility and a $975.0 million Amended Term Loan B Facility. As of December 31, 2024, we had $979.1 million of available borrowing capacity under our Amended Revolving Credit Facility. As of the date of this filing, the Company had $40.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $939.1 million of available borrowing capacity.
The table below provides information about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates as of December 31, 2024.

(dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$400.0	$—	$—	$—	$400.0	$393.0
Average interest rate			5.625%
Fixed rate	$—	$—	$—	$—	$400.0	$—	$400.0	$356.0
Average interest rate					4.125%
Fixed rate	$—	$330.5	$—	$—	$—	$—	$330.5	$355.7
Average interest rate		2.750%
Variable rate	$37.5	$37.5	$436.3	$10.0	$935.0	$—	$1,456.3	$1,453.9
Average interest rate (1)	6.353%	6.363%	6.313%	6.569%	6.585%
(1)Estimated rate, reflective of forward SOFR as of December 31, 2024 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. We incurred an unrealized foreign currency translation adjustment loss of $139.1 million, an unrealized foreign currency translation gain of $44.1 million, and an unrealized foreign currency translation loss of $114.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, as reported in “Foreign currency translation adjustment during the period” within our Consolidated Statements of Comprehensive Income (Loss).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PENN Entertainment, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of PENN Entertainment, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Test - Interactive Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $2,563.1 million as of December 31, 2024, and the goodwill associated with the Interactive reporting unit was $1,544.3 million. Goodwill is tested for impairment annually on October 1 of each year, or more frequently if indicators of impairment exist. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. Management compares the fair value of the reporting unit to the carrying amount. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit). As disclosed by management, significant assumptions utilized in the estimation of future cash flows for the Interactive reporting unit include forecasted revenues, forecasted operating expenses, the discount rate, and the terminal year EBITDA exit multiple.
The principal considerations for our determination that performing procedures relating to goodwill impairment test of the Interactive reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Interactive reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, forecasted operating expenses, discount rate and terminal year EBITDA exit multiple used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of the Interactive reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, forecasted operating expenses, discount rate and terminal year EBITDA exit multiple. Evaluating management’s assumptions relating to forecasted revenues and forecasted operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Interactive reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate and terminal year EBITDA exit multiple assumptions.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 27, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
PENN Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PENN Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2023 and 2022 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 22, 2024 (February 27, 2025 as to the modified presentation of operating and finance leases discussed in Note 2 and as to Note 17)

We began serving as the Company’s auditor in 2017. In 2024 we became the predecessor auditor.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$706.6	$1,071.8
Accounts receivable, net	256.8	319.0
Prepaid expenses	152.3	225.6
Other current assets	38.7	42.6
Total current assets	1,154.4	1,659.0
Property and equipment, net	3,705.0	3,514.0
Investment in and advances to unconsolidated affiliates	86.2	84.9
Goodwill	2,563.1	2,695.1
Other intangible assets, net	1,529.9	1,618.2
Operating lease right-of-use assets	3,976.8	4,264.7
Finance lease right-of-use assets	2,014.3	2,041.0
Other assets	232.0	187.3
Total assets	$15,261.7	$16,064.2

Liabilities
Current liabilities
Accounts payable	$50.8	$36.6
Current maturities of long-term debt	38.2	47.6
Current portion of financing obligations	43.5	41.3
Current portion of operating lease liabilities	322.1	302.3
Current portion of finance lease liabilities	53.2	40.3
Accrued expenses and other current liabilities	907.3	1,021.9
Total current liabilities	1,415.1	1,490.0
Long-term debt, net of current maturities, debt discount, and debt issuance costs	2,732.5	2,718.0
Long-term portion of financing obligations	2,343.1	2,386.1
Long-term portion of operating lease liabilities	3,654.3	3,944.1
Long-term portion of finance lease liabilities	2,062.3	2,062.5
Deferred income taxes	61.0	117.6
Other long-term liabilities	135.0	146.3
Total liabilities	12,403.3	12,864.6
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,396,073 and 176,719,596 shares issued, and 152,229,171 and 151,552,694 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized in both periods, 768,441 and 700,393 shares issued, and 466,534 and 560,267 shares outstanding)	—	—
Treasury stock, at cost, (25,166,902 shares repurchased as of both periods)	(779.5)	(779.5)
Additional paid-in capital	4,542.4	4,436.6
Accumulated deficit	(647.0)	(335.5)
Accumulated other comprehensive loss	(255.0)	(121.3)
Total PENN Entertainment, Inc. stockholders’ equity	2,862.7	3,202.1
Non-controlling interest	(4.3)	(2.5)
Total stockholders’ equity	2,858.4	3,199.6
Total liabilities and stockholders’ equity	$15,261.7	$16,064.2
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenues
Gaming	$5,169.5	$4,905.8	$5,201.7
Food, beverage, hotel, and other	1,408.6	1,457.1	1,200.0
Total revenues	6,578.1	6,362.9	6,401.7
Operating expenses
Gaming	3,429.0	2,989.4	2,864.4
Food, beverage, hotel, and other	985.5	1,011.4	767.2
General and administrative	1,568.4	1,563.4	1,110.4
Depreciation and amortization	433.6	435.1	567.5
Impairment losses	89.1	130.6	118.2
Loss on disposal of Barstool	—	923.2	—
Total operating expenses	6,505.6	7,053.1	5,427.7
Operating income (loss)	72.5	(690.2)	974.0
Other income (expenses)
Interest expense, net	(470.5)	(464.7)	(758.2)
Interest income	23.6	40.3	18.3
Income from unconsolidated affiliates	28.1	25.3	23.7
Gain on Barstool Acquisition, net	—	83.4	—
Gain on REIT transactions, net	—	500.8	—
Loss on early extinguishment of debt	(0.3)	—	(10.4)
Other	5.3	5.5	(72.1)
Total other income (expenses)	(413.8)	190.6	(798.7)
Income (loss) before income taxes	(341.3)	(499.6)	175.3
Income tax benefit	28.0	8.2	46.4
Net income (loss)	(313.3)	(491.4)	221.7
Less: Net loss attributable to non-controlling interest	1.8	1.4	0.4
Net income (loss) attributable to PENN Entertainment, Inc.	$(311.5)	$(490.0)	$222.1

Earnings (loss) per share
Basic earnings (loss) per share	$(2.05)	$(3.22)	$1.37
Diluted earnings (loss) per share	$(2.05)	$(3.22)	$1.29

Weighted-average common shares outstanding—basic	152.1	152.1	161.2
Weighted-average common shares outstanding—diluted	152.1	152.1	176.6
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(313.3)	$(491.4)	$221.7
Other comprehensive income (loss), net of tax:
Unrealized gain on debt securities	5.4	3.2	—
Foreign currency translation adjustment during the period	(139.1)	44.1	(114.2)
Other comprehensive income (loss)	(133.7)	47.3	(114.2)
Total comprehensive income (loss)	(447.0)	(444.1)	107.5
Less: Comprehensive loss attributable to non-controlling interest	1.8	1.4	0.4
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$(445.2)	$(442.7)	$107.9
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stock-holders’ Equity	Non-Controlling Interest	Total Stock-holders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	607,818	—	—	—	—	58.1	—	—	58.1	—	58.1
Share repurchases	—	—	(17,561,288)	—	—	—	(601.1)	—	—	—	(601.1)	—	(601.1)
Preferred stock conversions	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance	—	—	68,055	—	—	—	—	2.2	—	—	2.2	—	2.2
Exchangeable share conversions	—	—	33,040	—	(33,040)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(114.2)	(114.2)	—	(114.2)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	222.1	—	222.1	(0.4)	221.7
Other	—	—	—	—	—	—	—	2.1	—	—	2.1	—	2.1
Balance as of December 31, 2022	581	19.4	152,903,708	1.7	620,019	—	(629.5)	4,220.2	154.5	(168.6)	3,597.7	(1.1)	3,596.6
Share-based compensation arrangements	—	—	997,137	—	—	—	—	85.9	—	—	85.9	—	85.9
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(581)	(19.4)	580,600	—	—	—	—	19.4	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	62,606	—	(62,606)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 12)	—	—	—	—	—	—	—	22.8	—	—	22.8	—	22.8
Unrealized gain on debt securities	—	—	—	—	—	—	—	—	—	3.2	3.2	—	3.2
Currency translation adjustment	—	—	—	—	—	—	—	—	—	44.1	44.1	—	44.1
Net loss	—	—	—	—	—	—	—	—	(490.0)	—	(490.0)	(1.4)	(491.4)
Other	—	—	—	0.1	—	—	(0.2)	7.4	—	—	7.3	—	7.3
Balance as of December 31, 2023	—	—	151,552,694	1.8	560,267	—	(779.5)	4,436.6	(335.5)	(121.3)	3,202.1	(2.5)	3,199.6
Share-based compensation arrangements	—	—	510,641	—	—	—	—	52.9	—	—	52.9	—	52.9
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	161,781	—	(161,781)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 12)	—	—	—	—	—	—	—	57.6	—	—	57.6	—	57.6
Unrealized gain on debt securities	—	—	—	—	—	—	—	—	—	5.4	5.4	—	5.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(139.1)	(139.1)	—	(139.1)
Net loss	—	—	—	—	—	—	—	—	(311.5)	—	(311.5)	(1.8)	(313.3)
Other	—	—	—	—	—	—	—	(4.8)	—	—	(4.8)	—	(4.8)
Balance as of December 31, 2024	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2024	2023	2022
Operating activities
Net income (loss)	$(313.3)	$(491.4)	$221.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	433.6	435.1	567.5
Amortization of debt discount and debt issuance costs	8.7	8.1	9.0
Noncash interest expense	47.1	36.1	27.6
Noncash operating lease expense	316.6	305.5	87.5
Gain on Barstool Acquisition, net	—	(83.4)	—
Gain on REIT transactions, net	—	(500.8)	—
Loss on disposal of Barstool	—	923.2	—
Holding loss on equity securities	0.1	6.4	69.9
Loss on sale or disposal of property and equipment	10.0	0.1	7.9
Gain on Hurricane Laura	(5.5)	(13.9)	(10.7)
Income from unconsolidated affiliates	(28.1)	(25.3)	(23.7)
Return on investment from unconsolidated affiliates	33.4	33.3	33.8
Deferred income taxes	(58.1)	(32.7)	(150.7)
Stock-based compensation	52.9	85.9	58.1
Investment Agreement warrant expense	67.9	12.5	—
Impairment losses	89.1	130.6	118.2
Loss on early extinguishment of debt	0.3	—	10.4
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	58.9	(74.8)	(81.2)
Prepaid expenses and other current assets	26.7	(66.3)	(24.1)
Other assets	(35.7)	(18.2)	(2.2)
Accounts payable	14.2	(8.6)	(13.4)
Accrued expenses	(67.7)	25.9	17.4
Income taxes	33.4	(50.2)	27.3
Operating lease liabilities	(298.2)	(305.8)	(83.0)
Other current and long-term liabilities	(48.4)	107.4	(2.2)
Other	21.4	17.2	13.1
Net cash provided by operating activities	359.3	455.9	878.2
Investing activities
Capital expenditures	(482.7)	(360.0)	(263.4)
Proceeds from sale of property and equipment	4.0	0.5	4.9
Hurricane Laura insurance proceeds	3.0	9.0	25.4
Sale of Barstool Sports, net of cash	—	(50.9)	—
Consideration paid for acquisitions of businesses, net of cash acquired	—	(314.6)	—
Consideration paid for gaming licenses and other intangible assets	(57.9)	(21.9)	(9.0)
Cost method investment proceeds received (consideration paid)	0.5	8.0	(15.0)
Other	(8.1)	(12.7)	(1.5)
Net cash used in investing activities	(541.2)	(742.6)	(258.6)

	For the year ended December 31,
(in millions)	2024	2023	2022
Financing activities
Proceeds from issuance of long-term debt, net of discounts	—	—	1,545.0
Repayments on credit facilities	—	—	(1,543.2)
Principal payments on long-term debt	(37.5)	(37.5)	(39.3)
Debt and equity issuance costs	(3.4)	—	(18.2)
Payments of other long-term obligations	(10.1)	(18.7)	(17.8)
Principal payments on financing obligations	(40.8)	(39.2)	(63.2)
Principal payments on finance leases	(50.3)	(47.1)	(110.5)
Proceeds from exercise of options	1.5	5.3	6.9
Repurchase of common stock	—	(149.8)	(601.1)
Proceeds from insurance financing	29.3	34.4	—
Payments on insurance financing	(35.4)	—	—
Indemnification payments	(30.5)	—	—
Other	(9.3)	(10.0)	(11.6)
Net cash used in financing activities	(186.5)	(262.6)	(853.0)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(2.3)	(0.4)	(2.5)
Change in cash, cash equivalents, and restricted cash	(370.7)	(549.7)	(235.9)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,094.5	1,644.2	1,880.1
Cash, cash equivalents, and restricted cash at the end of the year	$723.8	$1,094.5	$1,644.2

	For the year ended December 31,
(in millions)	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$706.6	$1,071.8	$1,624.0
Restricted cash included in Other current assets	16.0	21.5	19.0
Restricted cash included in Other assets	1.2	1.2	1.2
Total cash, cash equivalents, and restricted cash	$723.8	$1,094.5	$1,644.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$415.5	$420.1	$721.7
Cash payments (refunds) related to income taxes, net	$(3.8)	$73.9	$72.8

Non-cash activities:
Accrued capital expenditures	$53.8	$23.5	$21.1
See accompanying notes to the Consolidated Financial Statements

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the issuance date of this report, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting, and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore™, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN Play™ customer loyalty program, offering its approximately 32 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases,” and collectively referred to as the “Master Leases”).
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
Subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 31, 2023, we modified the presentation of our December 31, 2023 Consolidated Balance Sheets to separately reflect assets and liabilities associated with our operating and finance leases to conform to the current year presentation and the requirements of ASC 842, “Leases” (“ASC 842”). This presentation modification within our Consolidated Balance Sheets had no impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2023.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us may include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN Play program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, the initial selection of useful lives for depreciable and amortizable assets related to acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. Additionally, we use estimates for projected cash flows when assessing the recoverability of long lived assets, asset impairments, goodwill, and other intangible assets. Estimates of projected cash flows are also used in assessing the initial valuation of intangible assets in conjunction with acquisitions. We applied estimation methods consistently for the periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.

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
The Northeast, South, West and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and in prior years, the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”). We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition (as defined in Note 5, “Acquisitions and Dispositions”) pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. See Note 17, “Segment Information” and Note 11, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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
The Company’s receivables as of December 31, 2024 and 2023 primarily consisted of the following:

	December 31,
(in millions)	2024	2023
Markers and returned checks	$13.5	$14.3
Payment processors, credit card, and other advances to customers	86.1	117.2
Receivables from ATM and cash kiosk transactions	36.4	39.3
Hotel and banquet	3.9	4.9
Racing settlements	7.2	10.2
Online gaming and licensing receivables from third-party operators, including taxes	55.9	77.4
Media receivables	15.7	16.0
Other	41.7	43.9
Provision for credit losses	(3.6)	(4.2)
Accounts receivable, net	$256.8	$319.0
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
Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. See Note 8, “Goodwill and Other Intangible Assets.”
Convertible Debt: Our Convertible Notes (as defined within Note 10, “Long-term Debt”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). Prior to January 1, 2022, pursuant to ASC 470‑20, we accounted for the Convertible Notes using the separate liability (debt) and equity (conversion option) components of the instrument. The equity component was included in “Additional paid-in capital” within our Consolidated Balance Sheets at the issuance date and the value of the equity component was treated as a debt discount. Effective January 1, 2022, we adopted ASU 2020-06, using the modified retrospective approach. As a result, the Convertible Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation. See Note 10, “Long-term Debt” for additional information.
Financing Obligations: In accordance with ASC 842, for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, we continue to recognize the underlying asset as “Property and equipment, net” within the Consolidated Balance Sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company recognizes interest expense on the minimum lease payments related to a financing obligation under the effective yield method. Contingent payments are recorded to interest expense as incurred. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 7, “Property and Equipment” and Note 11, “Leases.”
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
ROU assets are monitored for potential impairment similar to the Company’s property and equipment, using the impairment model in ASC 360, “Property, Plant and Equipment.” If the Company determines the carrying amount of a ROU asset is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value.
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
Gaming revenue contracts involve two performance obligations for those customers earning points under our PENN Play program and a single performance obligation for customers that do not participate in the PENN Play program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as, food and beverage at our restaurants, Choice Privilege points, Ticketmaster tickets, lodging at our hotels, and products offered at our PENN Play mall and retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized at the conclusion of each wager or wagering game hand. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
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

	For the year ended December 31,
(in millions)	2024	2023	2022
Food and beverage	$224.6	$215.5	$209.5
Hotel	139.8	139.0	138.3
Other	9.3	12.4	12.3
Total complimentaries associated with gaming contracts	$373.7	$366.9	$360.1
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $29.7 million and $33.1 million as of December 31, 2024 and 2023, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered, (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn, (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (vi) outstanding chip liabilities, (vii) unclaimed jackpots, and (viii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $151.4 million and $192.6 million as of December 31, 2024 and 2023, respectively, and are included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, our wholly-owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.
As of December 31, 2024, and 2023, our deferred revenue balance was $42.6 million and $39.0 million, respectively, the majority of which is included in “Other long-term liabilities” within our Consolidated Balance Sheets. During the years ended December 31, 2024, 2023, and 2022 we recognized revenue of $5.7 million, $21.6 million, and $10.7 million, respectively, that was included in the December 31, 2023, 2022, and 2021 deferred revenue balances.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which includes media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 4, “Revenue Disaggregation”), and other media placement costs and are primarily included in “Gaming” expenses within the Consolidated Statements of Operations, were $456.4 million, $173.3 million, and $94.8 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the Consolidated Statements of Operations, and were $2.3 billion, $2.3 billion, and $2.2 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 6, “Investments in and Advances to Unconsolidated Affiliates”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The previous holders of the Company’s Series D Preferred Stock were not obligated to absorb losses; therefore, in reporting periods where the Company was in a net loss position, it did not apply the two-class method. In reporting periods where the Company was in a net income position, the two-class method was applied by allocating all earnings during the period to common shares and preferred shares. See Note 16, “Earnings (Loss) per Share” for more information. As discussed in Note 14, “Stockholders’ Equity,” all remaining outstanding shares of Series D Preferred Stock were converted to common stock during the third quarter of 2023. There were no outstanding shares of Series D Preferred Stock as of December 31, 2024.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of December 31, 2024 and 2023, the Company has recorded liabilities of $39.5 million and $70.0 million for this agreement, respectively. See Note 5, “Acquisitions and Dispositions” and Note 18, “Fair Value Measurements.” for more information.
Application of Business Combination Accounting: We utilize the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions is no more than one year in duration. See Note 5, “Acquisitions and Dispositions.”
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

Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 required a retrospective adoption to all prior periods presented in the financial statements. The adoption of ASU 2023-07 resulted in additional disclosures in the notes to the Consolidated Financial Statements. See Note 17, “Segment Information.”
Accounting Pronouncements to be Implemented
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The primary purpose of the new ASU 2023-09 is to enhance the transparency of income tax disclosures and we expect that any impact would be limited to additional disclosures in the notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 updates the requirements for a public entity to disclose additional information about specific expense categories in the notes to financial statements. ASU 2024-03 does not change or remove current expense disclosure requirements, however, it affects where this information appears in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are conducting our assessment of the impact of the adoption of ASU 2024-03 and currently expect it to result in additional disclosures in the notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the determination of accounting treatment required for settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The primary purpose of the new ASU 2024-04 is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. We are conducting our assessment of the impact of the adoption of ASU 2024-04 and currently do not expect it to have a material impact on our Consolidated Financial Statements.
Note 4—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of PENN Interactive’s revenues generated from third-party online sports betting and the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location (with no single foreign country’s revenue representing more than 10% of total consolidated revenues) of the related properties, which is consistent with our reportable segments, as follows:

	For the year ended December 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,465.0	$904.1	$366.6	$1,043.6	$390.2	$—	$—	$5,169.5
Food and beverage	147.8	132.7	73.9	62.3	—	3.5	—	420.2
Hotel	54.3	91.6	66.2	37.9	—	—	—	250.0
Other	88.6	40.6	18.6	28.4	569.7	16.1	(23.6)	738.4
Total revenues	$2,755.7	$1,169.0	$525.3	$1,172.2	$959.9	$19.6	$(23.6)	$6,578.1

	For the year ended December 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,451.4	$950.3	$376.5	$1,046.5	$81.1	$—	$—	$4,905.8
Food and beverage	144.0	132.1	71.8	59.9	—	3.1	—	410.9
Hotel	55.3	93.7	61.0	37.3	—	—	—	247.3
Other	87.7	40.3	19.2	28.9	637.7	17.1	(32.0)	798.9
Total revenues	$2,738.4	$1,216.4	$528.5	$1,172.6	$718.8	$20.2	$(32.0)	$6,362.9

	For the year ended December 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,434.0	$1,050.7	$387.6	$1,045.9	$283.5	$—	$—	$5,201.7
Food and beverage	132.4	126.8	80.3	53.7	—	3.5	—	396.7
Hotel	43.4	96.3	89.0	33.3	—	—	—	262.0
Other	86.1	40.4	25.0	26.7	379.6	17.8	(34.3)	541.3
Total revenues	$2,695.9	$1,314.2	$581.9	$1,159.6	$663.1	$21.3	$(34.3)	$6,401.7
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $435.6 million, $390.4 million, and $251.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023, other revenues within the Interactive segment for the year ended December 31, 2023 included $105.8 million in advertising revenue and $29.8 million in retail revenue.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
Note 5—Acquisitions and Dispositions
Tropicana Las Vegas
On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”), which had the gaming license and operated the Tropicana, to Bally’s Corporation. The transaction closed on September 26, 2022.
Barstool Acquisition and Disposition
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock, and determined the fair value of Barstool to be $660.0 million based on market participant assumptions, as discussed below. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 14, “Stockholders’ Equity” for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.
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
For information on the tax-related impacts from the Barstool transactions, see Note 13, “Income Taxes.”
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

Note 6—Investments in and Advances to Unconsolidated Affiliates
Investment in Barstool
In February 2020, we closed on our investment in Barstool pursuant to a stock purchase agreement with Barstool and certain stockholders of Barstool, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company, in which we issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool. With respect to the remaining Barstool shares, we had immediately exercisable call rights and the existing Barstool stockholders had put rights, exercisable beginning three years after closing. Pursuant to the Barstool SPA, on August 11, 2023, all remaining outstanding shares of Series D Preferred Stock were converted to common stock. See Note 14, “Stockholders’ Equity” for further information.
Prior to the acquisition of the remaining Barstool shares (which occurred on February 17, 2023 as discussed in Note 5, “Acquisitions and Dispositions”), the Company determined that it did not qualify as the primary beneficiary of Barstool either at the commencement date of its investment or for subsequent periods prior to the acquisition, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool’s performance. Therefore, the Company did not consolidate the financial position nor the results of operations of Barstool and we recorded our proportionate share of Barstool’s net income or loss one quarter in arrears during the year ended December 31, 2022 and during the period January 1, 2023 through February 16, 2023.
Kansas Joint Venture
As of December 31, 2024 and 2023, our investment in Kansas Entertainment was $80.9 million and $80.8 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company received distributions from Kansas Entertainment totaling $33.4 million, $33.3 million, and $33.8 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of December 31, 2024 and 2023, nor the results of operations for the years ended December 31, 2024, 2023, and 2022.
The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2024	2023
Current assets	$24.1	$24.1
Long-term assets	$139.5	$144.0
Current liabilities	$16.2	$21.0

	For the year ended December 31,
(in millions)	2024	2023	2022
Revenues	$175.9	$170.8	$161.9
Operating expenses	109.1	105.6	99.0
Operating income	66.8	65.2	62.9
Net income	$66.9	$65.2	$62.9

Net income attributable to PENN Entertainment, Inc.	$33.5	$32.6	$31.5

Note 7—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2024	2023
Property and equipment - Not Subject to Master Leases
Land and improvements	$125.5	$137.2
Building, vessels, and improvements	323.4	323.2
Furniture, fixtures, and equipment	1,852.9	1,846.3
Leasehold improvements	584.4	521.2
Construction in progress	491.4	172.8
	3,377.6	3,000.7
Less: Accumulated depreciation	(1,900.3)	(1,813.7)
	1,477.3	1,187.0
Property and equipment - Subject to Master Leases
Land and improvements	1,427.1	1,427.1
Building, vessels, and improvements	1,591.3	1,591.3
	3,018.4	3,018.4
Less: Accumulated depreciation	(790.7)	(691.4)
	2,227.7	2,327.0
Property and equipment, net	$3,705.0	$3,514.0
Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
Depreciation expense (1)	$293.9	$288.7	$329.1
(1)During the years ended December 31, 2024, 2023, and 2022, we recorded depreciation expense of $99.3 million, $112.4 million, and $175.6 million, respectively, related to real estate assets subject to our Master Leases.

Note 8—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of January 1, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,628.4	$87.7	$4,209.7
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,628.4	$—	$2,689.5
Goodwill acquired during year	—	—	—	—	231.9	—	231.9
Goodwill disposed of during the year	—	—	—	—	(231.9)	—	(231.9)
Effect of foreign currency exchange rates	—	—	—	—	35.6	—	35.6
Impairment losses during year	(30.0)	—	—	—	—	—	(30.0)
Balance as of December 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1
Effect of foreign currency exchange rates	—	—	—	—	(119.7)	—	(119.7)
Impairment losses during year	—	(6.1)	—	(6.2)	—	—	(12.3)
Balance as of December 31, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,544.3	$87.7	$4,125.6
Accumulated goodwill impairment losses	(828.8)	(67.1)	(16.6)	(562.3)	—	(87.7)	(1,562.5)
Goodwill, net	$94.7	$169.5	$200.2	$554.4	$1,544.3	$—	$2,563.1
During the year ended December 31, 2023, in connection with the Barstool SPA, we recorded a pre-tax loss on disposal of $923.2 million, inclusive of a goodwill write-off of $231.9 million as well as trademarks and other intangible assets write-offs of $482.9 million, all within our Interactive segment. See Note 5, “Acquisitions and Dispositions.”
Annual Assessments for Impairment

	For the year ended December 31,
	2024			2023		2022
(in millions)	Goodwill	Gaming Licenses	Trademarks	Goodwill	Gaming Licenses	Goodwill	Gaming Licenses
Segment:
Northeast	—	66.0	1.0	30.0	100.6	37.4	79.0
South	6.1	3.3	6.5	—	—	—	—
Midwest	6.2	—	—	—	—	—	—
Total:	$12.3	$69.3	$7.5	$30.0	$100.6	$37.4	$79.0
In 2024, we recorded impairment charges totaling $12.3 million in our South and Midwest segments due to increased competition that led to slight reductions in long-term cash flow projections at certain of our properties. In 2023 and 2022, we recorded impairment charges of $30.0 million and $37.4 million, respectively, at our Hollywood Casino Greektown (“Greektown”) reporting unit due to continued economic challenges in the region in which it operates, as well as the majority of the hotel being out of service in 2022 for longer than anticipated during renovations caused by water damage. The estimated fair value of the reporting units was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs.

In 2024, 2023, and 2022, we recorded impairment charges of $69.3 million, $100.6 million, and $79.0 million, respectively, on our gaming licenses, primarily in our Northeast region. A former expansion of legislation in the market and increased supply resulted in reductions in long-term cash flow projections for certain of our properties, resulting in impairment of gaming licenses. The estimated fair values of the gaming licenses were determined by using a discounted cash flow model, which utilized Level 3 inputs.
In 2024, we recorded impairment charges of $7.5 million to our trademarks for one property each in our Northeast and South segments due to reductions in long-term projections as a result of increased competition. The estimated fair values of trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
Impairment on goodwill, gaming licenses, and trademarks are recorded to “Impairment losses” within our Consolidated Statement of Operations.
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2024, the date of the most recent annual impairment test, four reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,064.9	$—	$1,064.9	$1,107.2	$—	$1,107.2
Trademarks	319.5	—	319.5	334.4	—	334.4
Other	0.6	—	0.6	0.7	—	0.7
Amortizing intangible assets
Customer relationships	111.6	(106.6)	5.0	112.1	(103.7)	8.4
Technology	303.0	(184.9)	118.1	286.0	(132.3)	153.7
Other	40.1	(18.3)	21.8	29.0	(15.2)	13.8
Total other intangible assets, net	$1,839.7	$(309.8)	$1,529.9	$1,869.4	$(251.2)	$1,618.2
During the year ended December 31, 2024, we acquired a gaming license for operating online sports wagering in the state of New York, which was recorded to “Gaming licenses” at its fair value of $25.0 million.
During the year ended December 31, 2023, in connection with the Barstool SPA, we recorded a pre-tax loss on disposal of $923.2 million, inclusive of trademarks and other intangible assets write-offs of $482.9 million in our Interactive segment. See Note 5, “Acquisitions and Dispositions.”

Amortization expense related to our amortizing intangible assets was $49.9 million, $58.8 million, and $56.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2024 (in millions):

Years ending December 31:
2025	$55.5
2026	35.4
2027	24.4
2028	18.3
2029	2.7
Thereafter	8.6
Total	$144.9
Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2024	2023
Accrued salaries and wages	$141.3	$156.6
Accrued gaming, pari-mutuel, property, and other taxes	120.2	135.0
Accrued interest	20.3	21.1
Other accrued expenses (1)	317.4	327.0
Other current liabilities (2)	308.1	382.2
Accrued expenses and other current liabilities	$907.3	$1,021.9
(1)For the years ended December 31, 2024 and 2023, the amounts include the obligation associated with the PENN Play program which are discussed in Note 2, “Significant Accounting Policies and Basis of Presentation.” Additionally, amounts for the respective periods include $69.3 million and $60.8 million, respectively, related to the Company’s accrued progressive jackpot liability.
(2)For the years ended December 31, 2024 and 2023, the amounts include $107.2 million and $87.7 million, respectively, related to the Company’s non-qualified deferred compensation plan that covers management. Additionally, amounts for the respective periods include the current portion of advance payments on goods and services yet to be provided, such as deposits for hotel rooms, of $90.0 million and $127.0 million, respectively, and $56.5 million and $59.6 million, respectively, related to unpaid wagers. For further discussion related to advance payments on goods and services yet to be provided and unpaid wagers, refer to Note 2, “Significant Accounting Policies and Basis of Presentation.” Amounts for the year ended December 31, 2023 also included $30.5 million related to the indemnification obligation discussed in Note 2, “Significant Accounting Policies and Basis of Presentation.”

Note 10—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

	December 31,
(in millions)	2024	2023
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	481.3	508.8
Amended Term Loan B Facility due 2029	975.0	985.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	210.5	173.5
	2,797.3	2,797.8
Less: Current maturities of long-term debt	(38.2)	(47.6)
Less: Debt discounts	(3.1)	(3.9)
Less: Debt issuance costs	(23.5)	(28.3)
	$2,732.5	$2,718.0
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2024 (in millions):

Years ending December 31:
2025	$38.2
2026	569.9
2027	837.0
2028	10.8
2029	1,335.8
Thereafter	5.6
Total minimum payments	$2,797.3
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
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility” (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances. In connection with the repayment of the previous Senior Secured Credit Facilities, the Company recorded a $10.4 million loss on the early extinguishment of debt for the year ended December 31, 2022.

The interest rates per annum applicable to loans under the Amended Credit Facilities are, at the Company’s option, equal to either an adjusted secured overnight financing rate (“Term SOFR”) or a base rate, plus an applicable margin. The applicable margin for each of the Amended Revolving Credit Facility and the Amended Term Loan A Facility ranges from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement). The applicable margin for the Amended Term Loan B Facility was 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans until the margins were both reduced by 25 basis points pursuant to the Second Amendment Agreement, as discussed and defined below, and effective December 4, 2024. The Amended Term Loan B Facility is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. In addition, the Company pays a commitment fee on the unused portion of the commitments under the Amended Revolving Credit Facility at a rate that ranges from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement).
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends, and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination, and certain defaults under the Master Leases (which are defined in Note 11, “Leases”).
On February 15, 2024 (the “First Amendment Effective Date”), PENN entered into a First Amendment (the “First Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). Pursuant to the First Amendment Agreement, during the period beginning on the First Amendment Effective Date and ending on the date the administrative agent received our compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), we made an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 17, “Segment Information”) in our calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). As of the issuance date of this report, the Covenant Relief Period has concluded, and we are now required to maintain the specified financial ratios and satisfy the financial tests under the Amended Credit Facilities, as described above.
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Term B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.
As of December 31, 2024 and 2023, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million and $21.7 million, respectively, resulting in $979.1 million and $978.3 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively. As of the date of this filing, the Company had $40.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $939.1 million in available borrowing capacity.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2024, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $33.4 million.
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
As of December 31, 2024 and 2023, no Convertible Notes have been redeemed or converted into the Company’s common stock.
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

The Convertible Notes consisted of the following components:

	December 31,
(in millions)	2024	2023
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(2.6)	(4.4)
Net carrying amount	$327.9	$326.1
Interest expense, net
The table below presents interest expense, net:

	For the year ended December 31,
(in millions)	2024	2023	2022
Interest expense	$487.1	$469.6	$760.1
Capitalized interest	(16.6)	(4.9)	(1.9)
Interest expense, net	$470.5	$464.7	$758.2
The table below presents interest expense related to the Convertible Notes:

	For the year ended December 31,
(in millions)	2024	2023	2022
Coupon interest	$9.1	$9.1	$9.1
Amortization of debt issuance costs	1.8	1.7	1.7
Convertible Notes interest expense	$10.9	$10.8	$10.8
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 1.4 years as of December 31, 2024.
Covenants
Our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 11, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of December 31, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Annual Report on Form 10-K with the SEC.
Other Long-Term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $47.1 million, $36.1 million, and $27.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The balance of the financing obligation is $201.2 million and $154.1 million as of December 31, 2024 and 2023, respectively.

Note 11—Leases
Master Leases
The components contained within the Master Leases are accounted for as either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments that are not fixed within the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the ROU assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense. In addition, prior to the effective date of the AR PENN Master Lease (as defined and discussed below), monthly rent associated with Hollywood Casino Columbus (“Columbus”) and monthly rent in excess of the Hollywood Casino Toledo (“Toledo”) rent floor as contained within the PENN Master Lease (as defined and discussed below), were considered contingent rent.
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
The payment structure under the AR PENN Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the AR PENN Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted every five years by an amount equal to 4% of the average change in net revenues of all properties associated with the AR PENN Master Lease compared to a contractual baseline during the preceding five years (“AR PENN Percentage Rent”).
As a result of the annual escalator test, effective as of November 1 for the lease years ended October 31, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022 (1)
Annual escalator	$4.2	$4.2	$5.7
Operating ROU asset and lease liability recognized	$27.2	$28.7	$3.6
Finance ROU asset and lease liability recognized	$—	$—	$44.8
(1)    The annual escalator for the lease year ended October 31, 2022 was a part of the PENN Master Lease.
The next annual escalator test date is scheduled to occur on November 1, 2025.

The AR PENN Percentage Rent most recently reset on November 1, 2023, and will be effective until the next AR PENN Percentage Rent reset, scheduled to occur on November 1, 2028. As a result of the AR PENN Percentage Rent resets for the lease years ended October 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Reduction to the performance-based component of rent	N/A	$4.4	N/A
Operating ROU asset and lease liability recognized	N/A	$117.4	N/A
N/A – There were no AR PENN Percentage Rent resets scheduled for these periods, inclusive of the lease year ended October 31, 2022 of which performance-based rent was contained within the PENN Master Lease.
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
As a result of the January 1, 2023 lease modification event, we concluded (i) the land components contained within the AR PENN Master Lease, which were previously primarily classified as finance leases, to be classified as operating leases, and (ii) control of the building assets have transferred from the Company to the lessor allowing for sale recognition in accordance with ASC 842 which results in the building components to be classified as operating leases. Prior to the January 1, 2023 lease modification event, control of substantially all of the building components were concluded not to have passed from the Company to the lessor in accordance with ASC 842 which required recognition of a financing obligation in accordance with ASC 470 and continued recognition of the underlying asset in “Property and equipment, net” within our Consolidated Balance Sheets. In conjunction with the sale recognition on the building components, we (i) derecognized $1.6 billion of financing obligations within our Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our Statements of Operations; and (ii) derecognized $1.1 billion of “Property and equipment, net” associated with the building assets within our Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our Consolidated Statements of Operations. As a result of our measurement of the associated operating lease liabilities, we recognized a reduction of the ROU assets and corresponding lease liabilities of $1.2 billion within our Consolidated Balance Sheets as of January 1, 2023. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
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

For the year ended December 31,
(in millions)	2022
Variable expenses included in “General and administrative”	$1.2
Variable expenses included in “Interest expense, net”	36.4
Total variable expenses	$37.6
On January 14, 2022, the ninth amendment to the PENN Master Lease between the Company and GLPI became effective. The ninth amendment restated the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property, established a “floor” with respect to the PENN National Race Course Net Revenue amount used in the calculation of the annual rent escalator and PENN Percentage Rent, and modified the rent calculations upon a lease termination event as defined in the amendment.
We concluded the ninth amendment constituted a modification event under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. As a result of our reassessment of the lease classifications, (i) the land components of substantially all of the PENN Master Lease properties, which were previously classified as operating leases, were then primarily classified as finance leases, and (ii) the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning

Valley Race Course (“Mahoning Valley”), which were previously classified as finance leases, were then classified as operating leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $455.4 million. The building components of substantially all of the PENN Master Lease properties continued to be classified as financing obligations.
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
The AR PENN Master Lease and the 2023 Master Lease are coterminous, as such consistent with the AR PENN Master Lease, we concluded the 2023 Master Lease term ends at the current lease expiration date of October 31, 2033 and does not include any of the remaining three renewal terms of five years each. (See the above lease term discussion associated with the AR PENN Master Lease.)
As a result of our lease classification assessment, we concluded all land and building components contained within the 2023 Master Lease to be operating leases. As a result of our measurement of the operating lease liabilities, we recognized ROU assets and corresponding lease liabilities of $1.8 billion. Additionally, the 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville, as such we (i) derecognized $171.9 million in ROU assets within our Consolidated Balance Sheets; (ii) derecognized $165.5 million in lease liabilities within our Consolidated Balance Sheets; and (iii) recognized a $6.5 million loss on the termination which is recorded in “Gain on REIT transactions, net” within our Consolidated Statements of Operations. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon our request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The PENN Development Projects are all subject to necessary regulatory and other government approvals.
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
As a result of the annual escalator test, effective as of May 1 for the lease years ended April 30, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Annual escalator	$4.8	$4.7	$4.6
Finance ROU asset and lease liability recognized	$33.4	$33.3	$33.2
The next annual escalator test date is scheduled to occur on May 1, 2025.
The Pinnacle Percentage Rent most recently reset on May 1, 2024, and will be effective until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2026. As a result of the Pinnacle Percentage Rent resets for the lease years ended April 30, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Increase to the performance-based component of rent	$3.8	N/A	$1.9
Finance ROU asset and lease liability recognized	$29.6	N/A	$26.1
N/A – There was no Pinnacle Percentage Rent reset scheduled for this period.
On January 14, 2022, the fifth amendment to the Pinnacle Master Lease between the Company and GLPI became effective. The fifth amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property and modifies the rent calculations upon a lease termination event as defined in the amendment.
We concluded the fifth amendment to the Pinnacle Master Lease constituted a modification event under ASC 842 (collectively with the ninth amendment to the PENN Master Lease, the “2022 Lease Modification”). As a result of the modification, the land components of substantially all of the Pinnacle Master Lease properties, which were previously classified as operating leases, were then primarily classified as finance leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $937.6 million. The building components of substantially all of the Pinnacle Master Lease properties continue to be classified as financing obligations. Lease components classified as a finance lease are recorded to “Depreciation and amortization” and “Interest expense, net” within our Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Other Triple Net Leases with REIT Landlords
Morgantown Lease
On October 1, 2020, the Company entered into an individual triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits.
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
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC 470 and continue to recognize the underlying land asset in “Property and equipment, net” within our Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.

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
As a result of the annual escalator test, effective as of February 1 for the lease years ended January 31, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Annual escalator	$0.4	$0.4	$0.4
Operating ROU asset and lease liability recognized	$2.7	$2.8	$2.9

The Margaritaville Percentage Rent most recently reset on February 1, 2023, and will be effective until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2025. As a result of the Margaritaville Percentage Rent resets for the lease years ended January 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Increase to the performance-based component of rent	N/A	$2.3	N/A
Operating ROU asset and lease liability recognized	N/A	$9.8	N/A
N/A - There was no Margaritaville Percentage Rent reset scheduled for these periods.
Subsequent to year end, on February 1, 2025, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.5 million. Additionally, the Margaritaville Percentage Rent reset resulted in an annual rent decrease of $0.4 million which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2027. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2025, we recognized an additional operating lease ROU asset and corresponding lease liability of $9.0 million.
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
On April 1, 2024, the lease was amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the ninth lease year (June 1, 2027). We did not incur an annual escalator for the lease years ended May 31, 2024, 2023, and 2022.
The Greektown Percentage Rent most recently reset on June 1, 2023, and will be effective until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2025. As a result of the Greektown Percentage Rent resets for the lease years ended May 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024	2023	2022
Increase to the performance-based component of rent	N/A	$1.5	N/A
Operating ROU asset and lease liability recognized	N/A	$7.0	N/A
N/A - There was no Greektown Percentage Rent reset scheduled for these periods.
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
We refer to the Master Leases, the Morgantown Lease, the Meadows Lease, Perryville Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease collectively, as our “Triple Net Leases.”
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
Information related to lease term and discount rate was as follows:

	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	10.2 years	11.2 years
Finance leases	26.3 years	27.3 years
Financing obligations	26.6 years	27.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in millions)		2024	2023	2022
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$620.1	$591.1	$149.6
Operating lease cost (2)	Primarily General and administrative	19.3	22.4	19.7
Short-term lease cost	Primarily Gaming expense	91.2	81.2	74.6
Variable lease cost (2)	Primarily Gaming expense	3.4	3.6	4.3
Total		$734.0	$698.3	$248.2

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$110.8	$110.6	$258.4
Amortization of ROU assets (3)	Depreciation and amortization	89.8	87.5	181.6
Total		$200.6	$198.1	$440.0

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$148.5	$146.6	$347.0
(1)For the years ended December 31, 2024 and 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
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
(3)For the years ended December 31, 2024 and 2023, pertains to the finance lease components associated with the Pinnacle Master Lease (land).
For the year ended December 31, 2022, pertains to the finance lease components associated with the (i) PENN Master Lease; (ii) Pinnacle Master Lease; and (iii) Perryville Lease. The finance lease components contained within the PENN Master Lease and the Pinnacle Master Lease primarily consisted of the land, inclusive of the variable expense associated with Columbus and Toledo.
(4)    For the years ended December 31, 2024 and 2023, pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
For the year ended December 31, 2022, pertains to the components contained within the (i) PENN Master Lease (primarily buildings) inclusive of the variable expense associated with Columbus and Toledo for the financing obligation components; (ii) Pinnacle Master Lease (buildings); and (iii) Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$110.8	$110.6	$258.4
Operating cash flows from operating leases	$620.1	$609.9	$163.2
Financing cash flows from finance leases	$50.3	$47.1	$110.5

Non-cash lease activities:
Commencement of operating leases	$29.9	$3,820.4	$58.5
Derecognition of operating lease liabilities	$—	$307.7	$—
Commencement of finance leases	$63.0	$33.3	$1,462.1
Derecognition of finance lease liabilities	$—	$2,933.6	$—
Derecognition of finance obligations	$—	$1,567.8	$—
Total payments made under the Triple Net Leases were as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
AR PENN Master Lease	$284.6	$284.1	$—
2023 Master Lease	236.2	232.8	—
PENN Master Lease	—	—	480.3
Pinnacle Master Lease	346.7	339.4	334.1
Perryville Lease	—	—	7.8
Meadows Lease	—	—	24.6
Margaritaville Lease	26.8	26.2	23.8
Greektown Lease	52.9	52.2	51.3
Morgantown Lease	3.2	3.1	3.1
Total (1)	$950.4	$937.8	$925.0
(1)For the year ended December 31, 2022, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.

The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of December 31, 2024:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2025	$616.5	$162.6	$166.5
2026	617.1	152.2	166.6
2027	619.7	146.9	166.6
2028	618.3	146.9	166.6
2029	597.7	146.9	166.7
Thereafter	2,742.1	3,127.0	3,663.3
Total lease payments	5,811.4	3,882.5	4,496.3
Less: Imputed interest	(1,835.0)	(1,767.0)	(2,109.7)
Present value of future lease payments	3,976.4	2,115.5	2,386.6
Less: Current portion of lease obligations	(322.1)	(53.2)	(43.5)
Long-term portion of lease obligations	$3,654.3	$2,062.3	$2,343.1
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel, and other revenues” within our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $250.0 million, $247.3 million, and $262.0 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.
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
The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue the warrants pursuant to the Investment Agreement (as defined and described in more detail below). In addition, the Sportsbook Agreement may be terminated by either party (i) in the case of an uncured material breach by or bankruptcy of the other party, (ii) if at the end of year three of the term the Sportsbook has not achieved a specified level of market share based on gross gaming revenue in the states in which the Sportsbook operates while branded ESPN BET, (iii) in certain circumstances, if the other party or certain of its officers is the subject of a criminal or other investigation by federal or state authorities, is charged with certain crimes or commits certain other acts, including those which would reasonably be expected to cause material damage to the terminating party’s reputation or brand, or (iv) in certain circumstances involving non-compliance with data privacy laws. In addition, ESPN has the right to terminate the Sportsbook Agreement if (i) a repeated material breach by PENN of the terms of the ESPN intellectual property license or an uncured material breach by PENN of the terms of the ESPN intellectual property license that results in material harm to the reputation or goodwill associated with the ESPN brand or name, (ii) in certain circumstances where PENN commits a material failure of specified product and technology guidelines or certain customer service level metrics, (iii) if at the end of year three or year seven of the term the ESPN BET Sportsbook’s market access is not at least a specified percentage of the total market access by the online sportsbook operator with the most expansive market access, subject to certain exceptions, (iv) if ESPN undergoes certain transactions involving a significant change in ownership of ESPN, subject to the payment of a termination fee to PENN, or (v) in certain circumstances if PENN undergoes certain transactions involving a significant change in ownership of PENN, including such a transaction involving a competitor of The Walt Disney Company (“TWDC”). PENN has the right to terminate the Sportsbook Agreement (i) if ESPN undergoes certain transactions resulting in a significant change in ownership of ESPN involving a competitor of PENN, (ii) in certain circumstances related to the suitability of ESPN, TWDC, or certain of their respective officers for gaming regulatory purposes, or (iii) in certain circumstances if PENN is unable to utilize the ESPN BET brand in states comprising a specified percentage of the aggregate population for all states in which PENN conducts online sports betting in the United States.
In connection with the Sportsbook Agreement, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) on August 8, 2023. The Investment Agreement provides for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, par value $0.01 per share, and setting forth certain other governance rights of ESPN, Inc. Pursuant to the Investment Agreement PENN issued to ESPN, Inc. warrants to purchase approximately 31.8 million shares of PENN common stock. The warrants are classified as equity and contain three separate tranches which vest quarterly over ten years from the date of the Investment Agreement, provided that any remaining unvested portion of the first tranche of warrants will vest on August 8, 2032. If the Sportsbook Agreement is terminated due to certain breaches of the Sportsbook Agreement by PENN, then all unvested warrants will immediately vest. If the Sportsbook Agreement is terminated for any other reason, then all unvested warrants will immediately be forfeited, subject to certain exceptions. At the grant date, the $550.4 million fair value of the awards was determined using the Black-Scholes option-pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. Additionally, if after February 29, 2024 and during the term of the Sportsbook Agreement PENN achieves specified performance conditions based on an average market share based on gross gaming revenue in the states in which the Sportsbook operates (as defined within the Investment Agreement), PENN could issue to ESPN, Inc. warrants to purchase up to an additional 6.4 million shares of PENN common stock. The additional warrants will be fully vested upon issuance, have an exercise price of $28.95, and will be exercisable for 10.5 years from the date of issuance.
During the years ended December 31, 2024 and 2023, the Company recognized expenses of $179.2 million and $33.3 million, respectively, related to the Sportsbook Agreement, and $67.9 million and $12.5 million, respectively, related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded within “Gaming” expenses on the Consolidated Statements of Operations and recognized in accordance with our policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.

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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. The Company records the location share payments to “Gaming” expense within the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, the total location share payments made by PSG were $45.0 million, $45.3 million, and $43.6 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $1.0 billion as of December 31, 2024, including $673.8 million which will be incurred in 2025. Purchase obligations totaled $790.7 million as of December 31, 2023. The increase over the prior year is primarily due to the PENN Development Projects as discussed below and in Note 11, “Leases.”

Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases, with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 11, “Leases”), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities. Additionally, during the year ended December 31, 2024, we had capital expenditures of $253.3 million in connection with the PENN Development Projects as a result of our Master Development Agreement with GLPI (also discussed in Note 11, “Leases”) and expect to incur additional costs in 2025 and 2026.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “PENN 401(k) Plan”). The PENN 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the PENN 401(k) Plan for the years ended December 31, 2024, 2023, and 2022 were $14.7 million, $13.4 million, and $12.1 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2024, 2023, and 2022 were $4.7 million, $4.3 million, and $4.6 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $107.2 million and $87.7 million as of December 31, 2024 and 2023, respectively.
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

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Stock-based compensation expense	$6.7	$7.6
Accrued expenses	156.5	128.6
Financing and operating leasing obligations	2,185.6	2,292.8
Unrecognized tax benefits	9.5	9.9
Investments in and advances to unconsolidated affiliates	15.5	15.2
Discount on convertible notes	0.2	0.3
Net operating losses and tax credit carryforwards	171.8	138.4
Capital loss carryforwards	127.2	126.1
Interest limitation carryforwards	26.7	12.1
Gross deferred tax assets	2,699.7	2,731.0
Less: Valuation allowance	(268.0)	(210.5)
Net deferred tax assets	2,431.7	2,520.5
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(73.6)	(123.9)
Property and equipment, subject to the Master Leases	(593.4)	(635.0)
Intangible assets	(298.4)	(259.1)
Lease right-of-use assets	(1,527.3)	(1,620.1)
Net deferred tax liabilities	(2,492.7)	(2,638.1)
Long-term deferred tax liabilities, net	$(61.0)	$(117.6)
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
The Company continued to generate significant positive evidence in the U.S. with three-year cumulative domestic pre-tax book income of $657.4 million, despite the $89.1 million impairment charges recorded during the year. The Company maintained a valuation allowance of $268.0 million as of December 31, 2024, against certain net deferred tax assets primarily related to (i) a capital loss realized on the sale of Barstool of $127.2 million, (ii) foreign jurisdictions that were in a three-year cumulative pre-tax loss position as of the balance sheet date of $84.4 million, inclusive of unrealized foreign currency translation adjustment, (iii) certain state net operating loss (“NOL”) carryforwards of $45.6 million, and (iv) other state deferred tax assets of $10.8 million. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future more than their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
As of December 31, 2024, the Company had the following pre-tax carryforwards: (i) pre-tax U.S. federal NOL carryforwards of $89.6 million, of which $80.0 million will expire at various dates through 2037, and the residual being carried forward indefinitely; (ii) pre-tax foreign NOL carryforwards of $293.5 million that will expire through 2043; (iii) pre-tax capital losses of $504.4 million, the majority of which was generated from the Barstool divestiture and will expire in 2028; and (iv) pre-tax interest expense limitation carryforwards of $114.6 million that can be carried forward indefinitely. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations.

As of December 31, 2024, the Company also had $1.5 billion of pre-tax state NOL carryforwards, primarily generated in the Commonwealth of Pennsylvania, Colorado, Illinois, Iowa, Louisiana, Maryland, Missouri, New Mexico, and localities within Ohio. The tax benefit associated with these NOL carryforwards was $72.7 million and a partial valuation allowance as mentioned above has been recorded due to negative evidence of certain statutory limitations and level of earnings projections in the respective jurisdictions. The majority of the state NOL carryforwards, existing as of December 31, 2024, will expire at various dates through December 31, 2043 with the remaining being carried forward indefinitely.
In general, the Company has not recognized any U.S. tax expense on undistributed foreign earnings, as we intend to reinvest and expand into new markets outside the U.S. for the foreseeable future. If our intent changes or if these earnings are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes on a portion or all of these undistributed earnings. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. The undistributed foreign earnings were immaterial at December 31, 2024.
The domestic and foreign components of income (loss) before income taxes were as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
Domestic	$(179.3)	$(382.6)	$295.3
Foreign	(162.0)	(117.0)	(120.0)
Total	$(341.3)	$(499.6)	$175.3
The components of income tax benefit were as follows:

	For the year ended December 31,
(in millions)	2024	2023	2022
Current tax benefit (expense)
Federal	$(25.6)	$(20.8)	$(89.0)
State	(4.7)	(4.9)	(15.3)
Foreign	0.2	—	—
Total current	(30.1)	(25.7)	(104.3)
Deferred tax benefit (expense)
Federal	53.9	13.2	33.7
State	4.0	22.8	78.5
Foreign	0.2	(2.1)	38.5
Total deferred	58.1	33.9	150.7
Total income tax benefit	$28.0	$8.2	$46.4

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit:

	For the year ended December 31,
	2024	2023	2022
(in millions, except tax rates)
Amount of pre-tax income
Federal statutory rate	$71.7	$105.0	$(36.8)
State and local income taxes, net of federal benefits	17.7	16.1	(5.2)
Tax law change	—	—	(10.8)
Nondeductible expenses	(4.0)	(48.5)	(7.8)
Compensation	(6.8)	(7.2)	(6.2)
Foreign	4.4	1.9	0.9
Valuation allowance	(61.1)	(56.4)	113.4
Tax credits	5.9	4.9	4.6
Equity investment write-off	—	(2.6)	—
Other	0.2	(5.0)	(5.7)
Income tax benefit	$28.0	$8.2	$46.4
Effective Tax Rate	8.2%	1.7%	(26.5)%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2022	$40.0
Additions based on prior year positions	2.9
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2022	42.7
Additions based on prior year positions	2.2
Decreases due to settlements and/or reduction in reserves	(1.3)
Unrecognized tax benefits as of December 31, 2023	43.6
Additions based on prior year positions	1.4
Decreases due to settlements and/or reduction in reserves	(3.1)
Unrecognized tax benefits as of December 31, 2024	$41.9
During the year ended December 31, 2024, we did not record any new tax reserves or accrued interest and penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $2.5 million of tax reserves and accrued interest and reversed $5.0 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2024 and 2023, unrecognized tax benefits, inclusive of accruals for income tax related interest and penalties, of $44.8 million and $47.2 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax benefit of $2.1 million in connection with its uncertain tax positions for the year ended December 31, 2024.
The liability for unrecognized tax benefits as of December 31, 2024 and 2023, included $35.4 million and $37.3 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. We recognized income of $0.5 million and $0.2 million to interest and penalties, net of deferred taxes, as compared an expense of $0.6 million to interest and penalties, net of deferred taxes, for the years ended December 31, 2024, 2023 and 2022, respectively. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit” within the Consolidated Statements of Operations.
The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed. On January 16, 2025, the Indiana Supreme Court listened to oral arguments between the Company and the Indiana Department of State Revenue on notices of proposed assessments for tax years 2015 through 2017. The Company believes that it is reasonably possible that its current unrecognized tax reserve, may change within the next twelve months. As of December 31, 2024, the Company has open tax years 2021 through 2023 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities, interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made.
As of December 31, 2024 and 2023, prepaid income taxes of $31.9 million and $65.3 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.
Tax Legislation
Inflation Reduction Act. On August 16, 2022, The Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion adjusted financial statement income over a three-year period effective for tax years beginning after December 31, 2022. A CAMT credit would also be allowed to offset regular federal tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases after January 1, 2023. Based on our analysis of the IRA and subsequent guidance, management does not expect the CAMT to have a material effect on our future cash flows and results of operations. In 2023, the 1% excise tax on corporate stock repurchases was an immaterial amount, and in 2024, there were no stock repurchases.
Note 14—Stockholders' Equity
Common and Preferred Stock
In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 shares of PENN common stock with a par value of $0.01 and 697,539, par value $0.01, of exchangeable shares through the capital of an indirect wholly-owned subsidiary of PENN (“Exchangeable Shares”), in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
During the years ended December 31, 2024 and 2023, we issued 68,048 and 2,854 Exchangeable Shares, respectively. During the year ended December 31, 2022, we did not issue Exchangeable Shares. As of both December 31, 2024 and 2023, there were 768,441 Exchangeable Shares authorized, of which 466,534 shares and 560,267 shares were outstanding, respectively.
In conjunction with the February 2020 stock purchase agreement between PENN and Barstool, the Company issued 883 shares of non-voting convertible Series D Preferred Stock, par value $0.01, to certain individual stockholders affiliated with Barstool. The Series D Preferred stockholders were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock based on the number of shares of PENN common stock into which such Series D Preferred Stock could convert. 1/1,000th of a share of Series D Preferred Stock was convertible into one share of PENN common stock. The Series D Preferred Stock was available for conversion into PENN common stock in tranches over four years.
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
On February 17, 2023, as part of the Barstool Acquisition as discussed in Note 5, “Acquisitions and Dispositions,” the Company issued 2,442,809 shares of common stock with a par value of $0.01, to certain former stockholders of Barstool (the “Share Consideration”). The issuance of the Share Consideration was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because such issuance did not involve a public offering. The Share Consideration was subject to transfer restrictions which were waived on August 11, 2023, pursuant to the Barstool SPA. See Note 5, “Acquisitions and Dispositions” for additional information related to the Barstool SPA.
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
As of both December 31, 2024 and 2023, there were 5,000 shares authorized of Series D Preferred Stock of which zero shares were outstanding.
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of both December 31, 2024 and 2023, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of both December 31, 2024 and 2023.
On August 8, 2023, pursuant to the Investment Agreement with ESPN, Inc., the Company issued warrants to ESPN, Inc. to purchase approximately 31.8 million shares of PENN common stock, par value $0.01 per share, as discussed in Note 12, “Commitments and Contingencies.”
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
No shares of the Company’s common stock were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded to “Treasury stock” within the Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the year ended December 31, 2024. As of February 27, 2025, the remaining availability under our December 2022 Authorization was $749.5 million.
Note 15—Stock-Based Compensation
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, an initial 6,870,000 shares of the Company’s common stock were reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and the Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022 and outstanding awards that are forfeited or settled for cash under each of the prior plans. In connection with the approval of the 2022 Plan, the 2018 Plan and theScore Plan remain in place until all the awards previously granted thereunder have been paid, forfeited, or expired. However, no shares are available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock, and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of December 31, 2024, there are 5,456,563 shares available for future grants under the 2022 Amended Plan.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance and market conditions. For options, restricted stock, and performance awards, the expense is recognized ratably over the total requisite service period for the entire award, which is generally three to four years, based on the grant date fair value. We recognize forfeitures as they occur. For performance awards, the expense is adjusted based on the expectation of the achievement of the performance conditions. For awards with market conditions, we recognize the expense over the service period derived from the related valuation. The Company recognized $52.9 million, $85.9 million, and $58.1 million stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively, which is included within the Consolidated Statements of Operations as a component of “General and administrative” expense.
Stock Options
Stock options are usually awarded to officers, directors and employees. The Company determines the grant date fair value of these options using the Black-Scholes option-pricing model. Typically, stock options are awarded with a ten-year contractual term. To fulfill stock option exercises, the Company issues new authorized common shares.
The following table presents activity related to our stock options for the year ended December 31, 2024:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	3,710,184	$29.19
Granted	1,288,720	$23.45
Exercised	(143,534)	$10.72
Expired	(160,915)	$27.07
Forfeited	(82,593)	$37.69
Outstanding as of December 31, 2024	4,611,862	$28.07	6.5	$2.1
Exercisable as of December 31, 2024	2,620,314	$27.71	4.9	$1.9
Expected to vest as of December 31, 2024	1,991,548	$28.54	8.6	$0.3
The following table presents information related to the fair value and intrinsic value of our stock options:

	For the year ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value of options	$15.28	$18.60	$30.09
Aggregate intrinsic value of stock options exercised (in millions)	$1.2	$4.1	$8.6
Fair value of stock options vested (in millions)	$11.6	$15.9	$21.3
As of December 31, 2024, the unamortized compensation costs not yet recognized related to stock options granted totaled $24.1 million and the weighted-average period over which the costs are expected to be recognized was 1.7 years.

The following table provides the weighted-average assumptions used in the Black-Scholes option-pricing model:

	For the year ended December 31,
	2024	2023	2022
Risk-free interest rate	4.07%	3.88%	1.40%
Expected volatility	75.96%	74.85%	71.00%
Dividend yield (1)	—	—	—
Weighted-average expected life (in years)	5.2	5.1	5.2
(1)The expected dividend yield is zero, as the Company has not historically paid dividends.
Restricted Stock Awards and Restricted Stock Units
As noted above, the Company grants restricted stock to our employees and certain non-employee directors. In addition, the Company issues its named executive officers (“NEOs”) and other key executives restricted stock with performance and market conditions, which are discussed in further detail below. The grant date fair value for restricted stock is generally based on the closing stock price of the Company’s shares of common stock on the trading day preceding the grant date.
On April 12, 2021, the Board of Directors granted 600,000 restricted stock units and 300,000 restricted stock awards with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s Chief Executive Officer and President pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the restricted stock awards was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the restricted stock units was estimated at $29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $7.4 million, $8.4 million, and $8.6 million of stock compensation expense for the Stock Awards during the years ended December 31, 2024, 2023, and 2022, respectively.
Performance Share Programs
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
During the year ended December 31, 2024, the Company granted 1,317,269 restricted units with performance-based vesting conditions, at target, under the 2022 Amended Plan. The restricted performance units granted in 2024 consist of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
During the years ended December 31, 2023, and 2022, the Company granted 461,747, and 244,955 restricted units with performance-based vesting conditions, at target, under the 2022 Plan. The restricted performance units granted in 2023 and 2022 consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
In addition to the above, during the years ended December 31, 2023 and 2022, the Company granted employees of theScore 199,733 and 102,422 restricted units, respectively, with performance-based vesting conditions that are dependent on the achievement of certain milestones. The grant date fair value was determined using the five-day volume weighted average closing stock price of the Company’s shares of common stock as of the trading day immediately preceding the grant date. The awards have the potential to be earned at between 0% and 100% and consist of two, one-year performance periods, each containing an applicable milestone. The awards also contain a one-year vesting requirement and vesting is subject to: (a) the satisfaction of the milestones on or before the applicable expiration date and (b) continued service through the date on which the respective portion of the awards vests. All awards were fully vested as of December 31, 2024.

The following table presents activity related to our restricted stock for the year ended December 31, 2024:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2024	1,811,171	$46.98	1,194,368	$38.03
Granted	1,547,172	$17.15	2,152,842	$22.44
Vested	(336,544)	$51.76	(515,191)	$40.49
Forfeited	(26,064)	$28.04	(322,396)	$29.35
Nonvested as of December 31, 2024	2,995,735	$31.21	2,509,623	$26.11
As of December 31, 2024, the unamortized compensation costs not yet recognized related to restricted stock totaled $83.0 million and the weighted-average period over which the costs are expected to be recognized is 2.2 years. The total fair values of restricted stock that vested during the years ended December 31, 2024, 2023, and 2022 were $38.3 million, $57.2 million, and $28.8 million, respectively.
Note 16—Earnings (Loss) per Share
For the years ended December 31, 2024 and 2023, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future that are not included in the computation of diluted loss per share are as follows:

	For the year ended December 31,
(in millions)	2024	2023
Assumed conversion of dilutive stock options	0.1	0.6
Assumed conversion of dilutive restricted stock	0.4	0.3
Assumed conversion of convertible preferred shares	—	0.3
Assumed conversion of convertible debt	14.1	14.1
For the year ended December 31, 2022, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future were included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the year ended December 31, 2022 under the two-class method. For both years ended December 31, 2024 and 2023, we did not utilize the two-class method due to incurring a net loss.

For the year ended December 31,
(in millions)	2022
Net income attributable to PENN Entertainment, Inc.	$222.1
Net income applicable to preferred stock	0.9
Net income applicable to common stock	$221.2

The table below reconciles the weighted-average common shares outstanding used to calculate basic EPS with those used to calculate diluted EPS for the year ended December 31, 2022. As we recorded a net loss for both years ended December 31, 2024 and 2023, there are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations.

For the year ended December 31,
(in millions)	2022
Weighted-average common shares outstanding—basic	161.2
Assumed conversion of:
Dilutive stock options	1.2
Dilutive restricted stock	0.1
Convertible debt	14.1
Weighted-average common shares outstanding—diluted	176.6
Restricted stock with performance and market based vesting conditions that have not been met as of December 31, 2024 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants issued under the terms of the Investment Agreement on August 8, 2023 as described in Note 12, “Commitments and Contingencies.”
Options and/or warrants to purchase 35.1 million, 14.5 million, and 0.8 million shares were outstanding during each of the years ended December 31, 2024, 2023, and 2022, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive.
Additionally, the assumed conversion of 0.3 million and 0.6 million preferred shares were excluded from the computation of diluted EPS for the years ended December 31, 2023 and 2022, respectively, because including them would have been anti-dilutive.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 14, “Stockholders’ Equity.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
(in millions, except per share data)	2024	2023	2022
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(311.5)	$(490.0)	$221.2
Weighted-average shares outstanding - PENN Entertainment, Inc.	151.6	151.5	160.6
Weighted-average shares outstanding - Exchangeable Shares	0.5	0.6	0.6
Weighted-average common shares outstanding - basic	152.1	152.1	161.2
Basic earnings (loss) per share	$(2.05)	$(3.22)	$1.37

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(311.5)	$(490.0)	$221.2
Interest expense, net of tax (1):
Convertible Notes	—	—	7.2
Diluted income applicable to common stock	$(311.5)	$(490.0)	$228.4
Weighted-average common shares outstanding - diluted	152.1	152.1	176.6
Diluted earnings (loss) per share	$(2.05)	$(3.22)	$1.29
(1)The tax-affected rate was 21% for the year ended December 31, 2022.

Note 17—Segment Information
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments.
The retail segments primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The accounting policies of our retail segments are the same as those described in our significant accounting policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.
The Interactive segment includes all of our online gaming operations, management of retail sports betting, media, and in the prior years, the operating results of Barstool. The accounting policies of our Interactive segment are the same as those described in our significant accounting policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information. We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition, pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into the Barstool SPA, and we sold 100% of the outstanding shares of Barstool common stock. See Note 5, “Acquisitions and Dispositions” for further information.
The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of our stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer and President. Adjusted EBITDAR (as defined below) is our measure of segment profit or loss for each segment and is utilized by the CODM as follows:
•within the annual budget and forecasting process when making decisions about the allocation of operating and capital resources to each segment;
•to evaluate monthly budget-to-actual variances which are used in assessing segment performance;
•to determine whether to reinvest profits into the segment or into other parts of the Company, such as new development projects, return generating investments in our retail operations and Interactive segment; and
•to determine various capital allocation initiatives such as mergers and acquisitions, share repurchases, and delevering.

The tables below provide information about our revenues, expenses, and Adjusted EBITDAR for each reportable segment, and provide a reconciliation to net income (loss).

	For the year ended December 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,755.7	$1,169.0	$525.3	$1,172.2	$959.9	$19.6	$(23.6)	$6,578.1
Less:
Gaming taxes	(1,113.2)	(251.9)	(94.2)	(305.1)	(566.3)
Compensation and benefits	(414.5)	(222.6)	(123.5)	(174.6)	(168.3)
Media and advertising (3)					(407.0)
Other segment items (4)	(427.0)	(261.3)	(120.1)	(205.7)	(317.8)
Reportable Segment Adjusted EBITDAR (5)	$801.0	$433.2	$187.5	$486.8	$(499.5)			$1,409.0

Other operating benefits (costs) and other income (expenses):
Other category (6)	(116.7)
Rent expense associated with triple net operating leases (7)	(620.1)
Stock-based compensation	(52.9)
Cash-settled stock-based awards variance	18.7
Loss on disposal of assets	(10.0)
Contingent purchase price	1.2
Depreciation and amortization	(433.6)
Impairment losses (8)	(89.1)
Insurance recoveries, net of deductible charges	5.5
Non-operating items of equity method investments (9)	(4.4)
Interest expense, net	(470.5)
Interest income	23.6
Loss on early extinguishment of debt	(0.3)
Other (10)	(1.7)
Loss before income taxes	(341.3)
Income tax benefit	28.0
Net loss	$(313.3)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $435.6 million for the year ended December 31, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $179.2 million related to the Sportsbook Agreement and $67.9 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
(4)For each reportable segment, the Other segment items category includes:
a.Northeast segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
b.South segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
c.West segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
d.Midwest segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, allocated corporate expenses, and third-party revenue share fees.

e.Interactive segment - professional services, legal expenses, software subscriptions and maintenance fees, software development costs, utilities, supplies, property and liability insurance, other taxes and fees, lease expense, allocated corporate expenses, and third-party revenue share fees.
(5)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations,” and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (9) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead costs of $104.8 million for the year ended December 31, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to impairment charges in our Northeast, South, and Midwest segments. See Note 8, “Goodwill and Other Intangible Assets.”
(9)Consists principally of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Primarily relates to transaction costs and finance transformation costs associated with the implementation of our new Enterprise Resource Management system, partially offset by dividend income received.

	For the year ended December 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,738.4	$1,216.4	$528.5	$1,172.6	$718.8	$20.2	$(32.0)	$6,362.9
Less:
Gaming taxes	(1,115.5)	(263.1)	(93.6)	(309.4)	(498.6)
Compensation and benefits	(388.4)	(215.3)	(114.7)	(165.4)	(176.7)
Media and advertising (3)					(144.9)
Other segment items (4)	(403.5)	(243.9)	(116.0)	(201.2)	(301.1)
Reportable Segment Adjusted EBITDAR (5)	$831.0	$494.1	$204.2	$496.6	$(402.5)			$1,623.4

Other operating benefits (costs) and other income (expenses):
Other category (6)	(110.8)
Rent expense associated with triple net operating leases (7)	(591.1)
Stock-based compensation	(85.9)
Cash-settled stock award variance	13.8
Loss on disposal of assets	(0.1)
Contingent purchase price	(1.9)
Depreciation and amortization	(435.1)
Impairment losses (8)	(130.6)
Insurance recoveries, net of deductible charges	13.9
Non-operating items of equity method investments (9)	(7.4)
Interest expense, net	(464.7)
Interest income	40.3
Loss on disposal of Barstool (10)	(923.2)
Gain on Barstool Acquisition, net (11)	83.4
Gain on REIT transactions, net (12)	500.8
Other (13)	(24.4)
Loss before income taxes	(499.6)
Income tax benefit	8.2
Net loss	$(491.4)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $390.4 million for the year ended December 31, 2023.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $33.3 million related to the Sportsbook Agreement and $12.5 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
(4)For each reportable segment, the Other segment items category includes:
a.Northeast segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
b.South segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
c.West segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
d.Midwest segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, allocated corporate expenses, and third-party revenue share fees.
e.Interactive segment - cost of goods sold, professional services, legal expenses, software subscriptions and maintenance fees, software development costs, utilities, supplies, property and liability insurance, other taxes and fees, lease expense, allocated corporate expenses, and third-party revenue share fees.
(5)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations,” and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (9) below) added back for Barstool and our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead costs of $106.7 million for the year ended December 31, 2023.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to impairment charges in our Northeast segment. See Note 8, “Goodwill and Other Intangible Assets.”
(9)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(10)Relates to the loss incurred on the sale of 100% of the outstanding shares of Barstool which was completed on August 8, 2023. See Note 5, “Acquisitions and Dispositions.”
(11)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock. See Note 5, “Acquisitions and Dispositions.”
(12)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components. See Note 11, “Leases.”
(13)Primarily relates to unrealized holding losses on our equity securities of $6.4 million and non-recurring acquisition and transaction costs of $25.0 million, partially offset by dividend income received. See Note 18, “Fair Value Measurements.”

	For the year ended December 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,695.9	$1,314.2	$581.9	$1,159.6	$663.1	$21.3	$(34.3)	$6,401.7
Less:
Gaming taxes	(1,120.1)	(286.5)	(91.5)	(311.3)	(346.5)
Compensation and benefits	(366.7)	(219.0)	(142.6)	(153.8)	(112.8)
Media and advertising					(76.1)
Other segment items (3)	(366.6)	(260.6)	(127.7)	(193.3)	(202.6)
Reportable Segment Adjusted EBITDAR (4)	$842.5	$548.1	$220.1	$501.2	$(74.9)			$2,037.0

Other operating benefits (costs) and other income (expenses):
Other category (5)	(97.6)
Rent expense associated with triple net operating leases (6)	(149.6)
Stock-based compensation	(58.1)
Cash-settled stock award variance	15.5
Loss on disposal of assets	(7.9)
Contingent purchase price	0.6
Pre-opening expenses	(4.1)
Depreciation and amortization	(567.5)
Impairment losses (7)	(118.2)
Insurance recoveries, net of deductible charges	10.7
Non-operating items of equity method investments (8)	(7.9)
Interest expense, net	(758.2)
Interest income	18.3
Loss on early extinguishment of debt	(10.4)
Other (9)	(127.3)
Income before income taxes	175.3
Income tax benefit	46.4
Net income	$221.7
(1)Revenues and gaming taxes expense within our Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $251.6 million for the year ended December 31, 2022.
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by PENN Interactive.
(3)For each reportable segment, the Other segment items category includes:
a.Northeast segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
b.South segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
c.West segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, and allocated corporate expenses.
d.Midwest segment - cost of goods sold, professional services, legal expenses, facility maintenance, utilities, supplies, property and liability insurance, advertising and promotional expenses, property taxes, sales and use taxes, other taxes and fees, non-REIT lease expenses, allocated corporate expenses, and third-party revenue share fees.
e.Interactive segment - professional services, legal expenses, software subscriptions and maintenance fees, software development costs, utilities, supplies, property and liability insurance, other taxes and fees, lease expense, allocated corporate expenses, and third-party revenue share fees.
(4)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (6) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations,” and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (8) below) added back for Barstool and our Kansas Entertainment joint venture.
(5)Primarily represents corporate overhead costs of $98.5 million for the year ended December 31, 2022.
(6)Pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
(7)Primarily relates to $116.4 million of impairment charges in the Northeast segment. See Note 8, “Goodwill and Other Intangible Assets.”
(8)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(9)Primarily relates to unrealized holding losses on our equity securities of $69.9 million and non-recurring acquisition and transaction costs of $52.1 million. See Note 18, “Fair Value Measurements.”
The table below presents capital expenditures by segment:

	For the year ended December 31,
(in millions)	2024	2023	2022
Capital expenditures:
Northeast segment	$81.9	$113.7	$110.6
South segment	97.5	93.0	70.7
West segment	64.8	30.3	11.5
Midwest segment	222.9	73.6	35.8
Interactive segment	2.5	33.2	19.7
Other	13.1	16.2	15.1
Total capital expenditures	$482.7	$360.0	$263.4
The measure of segment assets is reported on our Consolidated Balance Sheets as total consolidated assets.
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of December 31, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.9	$—	$5.2	$86.2
Total assets	$1,808.1	$1,301.7	$453.2	$1,503.7	$2,385.6	$7,809.4	$15,261.7

Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2

Balance sheet as of December 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.5	$160.9	$6.1	$248.6
Total assets	$2,231.8	$1,191.9	$372.4	$1,305.5	$4,233.7	$8,166.8	$17,502.1
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
Equity Securities
As of December 31, 2024 and 2023, we held $10.6 million and $10.7 million, in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.
We recognized unrealized holding losses of $0.1 million, $6.4 million, and $69.9 million during the years ended December 31, 2024, 2023, and 2022, respectively, related to these equity securities, which are included in “Other” as reported in “Other income (expenses)” within our Consolidated Statements of Operations.
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
As of December 31, 2024 and 2023, the fair value of the convertible notes were valued at $31.5 million and $24.2 million, respectively. As such, during the year ended December 31, 2024 and 2023, we recorded unrealized gains of $7.3 million and $4.2 million, respectively, and corresponding tax expense of $1.9 million and $1.0 million, respectively, to “Other comprehensive income (loss)” within our Consolidated Statements of Comprehensive Income (Loss).
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
As of both periods ended December 31, 2024 and 2023, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2024 and 2023, the promissory notes and the local government corporation bonds were included in “Other assets” within our Consolidated Balance Sheets.
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
Additionally, in February 2021, we entered into a third-party financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount, and debt issuance costs.” See Note 10, “Long-term Debt.”
Other Liabilities
Other liabilities as of December 31, 2024 include contingent purchase price liabilities related to Plainridge Park Casino and HitPoint Inc. and Lucky Point Inc. (collectively, “HitPoint”). The HitPoint contingent purchase price liability was payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and was based on the achievement of mutual goals established by the Company and HitPoint. The final payment of shares and cash were issued during the second and third quarters of 2024, respectively. See Note 14, “Stockholders’ Equity.” As of December 31, 2024, there are no annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of December 31, 2024, we were contractually obligated to make one additional annual payment. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
Additionally, as of December 31, 2024 and 2023, Other liabilities include a $39.5 million and $70.0 million tax indemnification, respectively, as described in Note 2, “Significant Accounting Policies and Basis of Presentation” Liabilities associated with the indemnification of $39.5 million are recorded in “Other long-term liabilities” within our Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of December 31, 2024 and 2023. The assessment of the significance of a particular input to the fair value measurement requires judgment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$706.6	$706.6	$706.6	$—	$—
Equity securities	$10.6	$10.6	$10.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,437.0	$1,453.9	$—	$1,453.9	$—
5.625% Notes	$399.8	$393.0	$—	$393.0	$—
4.125% Notes	$395.5	$356.0	$—	$356.0	$—
Convertible Notes	$327.9	$355.7	$—	$355.7	$—
Other long-term obligations	$210.5	$209.3	$—	$8.1	$201.2
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,071.8	$1,071.8	$1,071.8	$—	$—
Equity securities	$10.7	$10.7	$10.7	$—	$—
Available-for-sale debt securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,471.7	$1,483.5	$1,483.5	$—	$—
5.625% Notes	$399.7	$388.0	$388.0	$—	$—
4.125% Notes	$394.6	$340.0	$340.0	$—	$—
Convertible Notes	$326.1	$427.6	$427.6	$—	$—
Other long-term obligations	$173.5	$172.1	$—	$18.0	$154.1
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2022	$100.9
Interest	27.6
Payments	(2.7)
Included in loss (1)	(0.6)
Balance as of December 31, 2022	125.2
Additions	90.0
Interest	36.1
Payments	(2.9)
Included in loss and other comprehensive loss (1)(2)	6.1
Balance as of December 31, 2023	254.5
Interest	47.1
Payment installments	(33.1)
Included in loss and other comprehensive loss (1)(2)	6.1
Balance as of December 31, 2024	$274.6
(1)The expense is included in “General and administrative” within our Consolidated Statements of Operations.
(2)Includes unrealized gain on debt securities within our Consolidated Statements of Comprehensive Income (Loss).
The following table sets forth the assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	10/1/2024	Discounted cash flow and market approach	$—	$—	$197.0	$197.0	$12.3
Gaming licenses	10/1/2024	Discounted cash flow	$—	$—	$71.0	$71.0	$69.3
Trademarks	10/1/2024	Discounted cash flow	$—	$—	$56.0	$56.0	$7.5
Goodwill	10/1/2023	Discounted cash flow and market approach	$—	$—	$—	$—	$30.0
Gaming licenses	10/1/2023	Discounted cash flow	$—	$—	$130.0	$130.0	$100.6

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of December 31, 2024:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	6.6%
As discussed in Note 8, “Goodwill and Other Intangible Assets,” we recorded impairment charges on the indefinite-lived intangible asset classes below, following our annual impairment assessments in the Northeast, South, and Midwest segments for the year ended December 31, 2024, and in the Northeast segment for the year ended December 31, 2023. The table below presents quantitative information about the significant unobservable inputs used in the fair value measurements as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of December 31, 2024
Gaming licenses	$71.0	Discounted cash flow	Discount rate	12.5%
			Long-term revenue growth rate	2.0%
Trademarks	$56.0	Discounted cash flow	Discount rate	12.5% - 14.5%
			Long-term revenue growth rate	2.0% - 4.0%
			Pretax royalty rate	1.5% - 5.0%
As of December 31, 2023
Gaming licenses	$130.0	Discounted cash flow	Discount rate	12.5% - 13.0%
			Long-term revenue growth rate	2.0%
Note 19—Related Party Transactions
The Company currently leases two executive office buildings in Wyomissing, Pennsylvania from affiliates of its chairman emeritus of the Board of Directors. Rent expense was $1.1 million for each of the three years ended December 31, 2024, 2023, and 2022, respectively. One lease was renewed in December 2022 and will expire in December 2025. The other long-term lease will expire in August 2026. The future minimum lease commitments relating to the leases as of December 31, 2024 are $1.1 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013 framework).”
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2025 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Insider Trading Policy
The Company maintains an Insider Trading Policy that applies to members of our Board of Directors, our officers and all other employees, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards. As noted in the Insider Trading Policy, it is also the Company’s policy to comply with applicable securities laws concerning insider trading when the Company engages in transactions in its securities. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Code of Business Conduct
The Board has adopted and regularly reviews the Company’s Code of Business Conduct (the “Code of Conduct”), which applies to all directors and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is designed to, among other things, promote ethical behavior, deter wrongdoing, address potential conflicts of interest, and encourage both compliance with applicable laws and full and accurate reporting in the Company’s filings with the SEC. The Code of Conduct also provides for a 24-hour hotline that any employee, patron, vendor or other third party can use to report, anonymously if they so choose, any suspected fraud, financial impropriety or other alleged wrongdoing. These reports are promptly investigated and receive the highest level of management attention, with particular focus from the Company’s Chief Compliance Officer; Vice President, Internal Audit; Chief Human Resources Officer and Legal Department, as appropriate. Subsequently, senior management provides investigation summaries to the Compliance Committee and the Audit Committee. The Code of Conduct is available on our website at www.pennentertainment.com/investors/corporate-governance. We intend to disclose on our website any amendment to or waiver for directors or executive officers of any of the provisions of the Code of Conduct that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2025 Proxy Statement.
PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.

The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data:”

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
2.1††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020 (SEC File No. 000-24206).

2.2††
Purchase Agreement by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc., dated as of April 16, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020 (SEC File No. 000-24206).

2.3††
Arrangement Agreement by and among Penn National Gaming, Inc., 1317774 B.C. LTD. and Score Media and Gaming Inc., dated as of August 4, 2021 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 5, 2021 (SEC File No. 000-24206).

3.1
Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. dated as of February 19, 2020, and as further amended and restated by the Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc. filed with the Pennsylvania Department of State on June 17, 2021 is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 (SEC File No. 000-24206).

3.1(a)
Articles of Amendment to its Second Amended and Restated Articles of Incorporation, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (SEC File No. 000-24206).

3.2	Fifth Amended and Restated Bylaws of the Company, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 12, 2024 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
3.3
Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 20, 2020 (SEC File No. 000-24206).

3.4
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-24206).

4.1
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (SEC File No. 000-24206).

4.1(a)	Form of Note for 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 (SEC File No. 000-24206).

4.2
Indenture, dated as of May 14, 2020 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2020 (SEC File No. 000-24206).

4.2(a)
First Supplemental Indenture, dated as of May 14, 2020 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020 (SEC File No. 000-24206).

4.2(b)
Form of Note representing the 2.75% Convertible Senior Notes due 2026 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020 (SEC File No. 000-24206).

4.3	Description of Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

4.4
Indenture, dated as of July 1, 2021, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee, relating to the 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021 (SEC File No. 000-24206).

4.4(a)	Form of Note for 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021 (SEC File No. 000-24206).

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

10.1†
Penn National Gaming, Inc. Deferred Compensation Plan, as amended and restated effective April 4, 2013, as amended by those certain amendments effective November 1, 2013, October 1, 2015, January 1, 2017, April 1, 2020 and October 1, 2020, respectively, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (SEC File No. 000-24206).

10.2†
Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (SEC File No. 000-24206).

10.2(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
10.3†
Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan, is hereby incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement filed April 23, 2021 (SEC File No. 000-24206).

10.3(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018 (SEC File No. 000-24206).

10.3(b)†
Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019 (SEC File No. 000-24206).

10.3(c)†
Form of Notice of Performance Award Terms and Criteria under the Performance Share Programs pursuant to the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (SEC File No. 000-24206).

10.3(d)†
Form of Electronic Non-Qualified Stock Option Award Agreement under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(e)†
Form of Electronic Restricted Stock Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(f)†
Form of Electronic Phantom Stock Unit Award Agreement (cash settled) (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(g)†
Form of Electronic Phantom Stock Unit Award Agreement (stock settled) (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(h)†
Form of Electronic Stock Appreciation Right Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(i)†
Form of Electronic Restricted Stock Unit Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (SEC File No. 000-24206).

10.3(j)†
Restricted Stock Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (SEC File No. 000-24206).

10.3(k)†
Restricted Stock Unit Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (SEC File No. 000-24206).

10.4†
Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2022 (SEC File No. 000-24206).

10.4(a)†
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
10.4(b)†
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

10.4(c)†
Form of Performance Unit Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

10.4(d)†
Form of Restricted Stock Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

10.4(e)†
Form of Non-Qualified Stock Option Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

10.4(f)†
Form of Stock Appreciation Right Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206).

10.5†
Executive Agreement, dated November 2, 2022, between PENN Entertainment, Inc. and Jay Snowden is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (SEC File No. 000-24206).

10.6†
Executive Agreement, dated February 19, 2024, between PENN Entertainment, Inc. and Felicia Hendrix is hereby incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 000-24206).

10.7†
Executive Agreement, dated November 2, 2022, between PENN Entertainment, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (SEC File No. 000-24206).

10.8†
Executive Agreement, dated October 11, 2021, between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 000-24206).

10.9†
Executive Agreement, dated March 10, 2022, between PENN Entertainment, Inc. and Christopher Rogers is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (SEC File No. 000-24206).

10.10
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, May 25, 2012, May 12, 2021, and November 10, 2022 is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 000-24206).

10.11
Lease, dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, September 1, 2017, and May 12, 2021, respectively, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 000-24206).

10.12††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“PENN Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013 (SEC File No. 000-24206).

10.12(a)
First Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
10.12(b)
Second Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (SEC File No. 000-24206).

10.12(c)
Third Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 000-24206).

10.12(d)
Fourth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (SEC File No. 000-24206).

10.12(e)
Fifth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (SEC File No. 000-24206).

10.12(f)
Sixth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018 (SEC File No. 000-24206).

10.12(g)
Seventh Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018 (SEC File No. 000-24206).

10.12(h)
Eighth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (SEC File No. 000-24206).

10.12(i)
Ninth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 000-24206).

10.13††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016 (SEC File No. 001-37666).

10.13(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 001-37666).

10.13(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 001-37666).

10.13(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (SEC File No. 001-37666).

10.13(d)
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (SEC File No. 000-24206).

10.13(e)
Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.15(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 000-24206).

10.14
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
10.15††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020 (SEC File No. 000-24206).

10.16††
Second Amended and Restated Credit Agreement, dated as of May 3, 2022, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent., is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (SEC File No. 000-24206).

10.17
First Amendment, dated as of February 15, 2024, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 000-24206).

10.18
Second Amendment, dated as of December 4, 2024, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024 (SEC File No. 000-24206).

10.19
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010 (SEC File No. 000-24206).

10.20
Binding Term Sheet, dated as of October 9, 2022, by and among PENN Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2022 (SEC File No. 000-24206).

10.21
Amended and Restated PENN Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 000-24206).

10.22
2023 Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (SEC File No. 000-24206).

10.23†
PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023 (SEC File No. 000-24206).

10.24†
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

10.25†
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

10.26†
Form of Performance Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024 (SEC File No. 000-24206).

10.27†
Form of Restricted Stock Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

10.28†
Form of Non-Qualified Stock Option Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

10.29†
Form of Non-Qualified Stock Option Certificate for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit

10.30†
Form of Stock Appreciation Right Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

19.1*	PENN Entertainment, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	PFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	PFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

97.1
Executive Incentive Compensation Recoupment Policy is hereby incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. (SEC File No. 000-24206).

99.1*	Description of Governmental Regulation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or portions of exhibit have been omitted pursuant to Items 601(a)(5), 601(b)(2) or 601(b)(10) of Regulation S-K, as applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN ENTERTAINMENT, INC.
Dated:	February 27, 2025	By:	/s/ Jay A. Snowden
Jay A. Snowden
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2025
Jay A. Snowden

/s/ Felicia R. Hendrix	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 27, 2025
Felicia R. Hendrix

/s/ David A. Handler	Director, Board Chair	February 27, 2025
David A. Handler

/s/ Vimla Black-Gupta	Director	February 27, 2025
Vimla Black-Gupta

/s/ Marla Kaplowitz	Director	February 27, 2025
Marla Kaplowitz

/s/ Ronald J. Naples	Director	February 27, 2025
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 27, 2025
Saul V. Reibstein

/s/ Jane Scaccetti	Director	February 27, 2025
Jane Scaccetti

/s/ Barbara Z. Shattuck Kohn	Director	February 27, 2025
Barbara Z. Shattuck Kohn

/s/ Anuj Dhanda	Director	February 27, 2025
Anuj Dhanda