Form 10-Q
period 2025-03-31
PENN Entertainment, Inc.
filed 2025-05-12
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 7, 2025, the number of shares of the registrant’s common stock outstanding was 151,001,976 (including 380,478 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$591.6	$706.6
Accounts receivable, net	253.3	256.8
Prepaid expenses	127.5	152.3
Other current assets	45.1	38.7
Total current assets	1,017.5	1,154.4
Property and equipment, net	3,769.2	3,705.0
Investment in and advances to unconsolidated affiliates	89.0	86.2
Goodwill	2,563.0	2,563.1
Other intangible assets, net	1,523.8	1,529.9
Operating lease right-of-use assets	3,905.0	3,976.8
Finance lease right-of-use assets	1,991.8	2,014.3
Other assets	230.7	232.0
Total assets	$15,090.0	$15,261.7

Liabilities
Current liabilities
Accounts payable	$65.6	$50.8
Current maturities of long-term debt	38.2	38.2
Current portion of financing obligations	44.0	43.5
Current portion of operating lease liabilities	332.0	322.1
Current portion of finance lease liabilities	54.0	53.2
Accrued expenses and other current liabilities	840.1	907.3
Total current liabilities	1,373.9	1,415.1
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,583.5	2,732.5
Long-term portion of financing obligations	2,332.0	2,343.1
Long-term portion of operating lease liabilities	3,577.1	3,654.3
Long-term portion of finance lease liabilities	2,048.7	2,062.3
Deferred income taxes	72.6	61.0
Other long-term liabilities	132.8	135.0
Total liabilities	12,120.6	12,403.3
Commitments and contingencies (Note 8)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,816,495 and 177,396,073 shares issued, and 151,235,711 and 152,229,171 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized in both periods, 768,441 shares issued in both periods, 380,478 and 466,534 shares outstanding)	—	—
Treasury stock, at cost (26,580,784 and 25,166,902 shares)	(804.6)	(779.5)
Additional paid-in capital	4,567.3	4,542.4
Accumulated deficit	(535.2)	(647.0)
Accumulated other comprehensive loss	(255.3)	(255.0)
Total PENN Entertainment, Inc. stockholders’ equity	2,974.0	2,862.7
Non-controlling interest	(4.6)	(4.3)
Total stockholders’ equity	2,969.4	2,858.4
Total liabilities and stockholders’ equity	$15,090.0	$15,261.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2025	2024
Revenues
Gaming	$1,298.3	$1,258.3
Food, beverage, hotel, and other	374.2	348.6
Total revenues	1,672.5	1,606.9
Operating expenses
Gaming	853.8	879.5
Food, beverage, hotel, and other	264.9	251.2
General and administrative	403.0	388.9
Depreciation and amortization	108.0	108.7
Total operating expenses	1,629.7	1,628.3
Operating income (loss)	42.8	(21.4)
Other income (expenses)
Interest expense, net	(110.8)	(119.1)
Interest income	3.2	7.1
Income from unconsolidated affiliates	7.6	7.2
Gain on financing arrangement	215.1	—
Other	1.3	(1.3)
Total other income (expenses)	116.4	(106.1)
Income (loss) before income taxes	159.2	(127.5)
Income tax benefit (expense)	(47.7)	12.6
Net income (loss)	111.5	(114.9)
Less: Net loss attributable to non-controlling interest	0.3	0.2
Net income (loss) attributable to PENN Entertainment, Inc.	$111.8	$(114.7)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.73	$(0.76)
Diluted earnings (loss) per share	$0.68	$(0.76)

Weighted-average common shares outstanding—basic	152.3	151.9
Weighted-average common shares outstanding—diluted	167.0	151.9
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2025	2024
Net income (loss)	$111.5	$(114.9)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(0.3)	(36.0)
Other comprehensive loss	(0.3)	(36.0)
Total comprehensive income (loss)	111.2	(150.9)
Less: Comprehensive loss attributable to non-controlling interest	0.3	0.2
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$111.5	$(150.7)
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025 and 2024
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	334,366	—	—	—	—	15.6	—	—	15.6	—	15.6
Share repurchases	—	—	(1,413,882)	—	—	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Exchangeable share conversions	—	—	86,056	—	(86,056)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.2	—	—	14.2	—	14.2
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net income (loss)	—	—	—	—	—	—	—	—	111.8	—	111.8	(0.3)	111.5
Other	—	—	—	—	—	—	(0.1)	(4.9)	—	—	(5.0)	—	(5.0)
Balance as of March 31, 2025	—	$—	151,235,711	$1.8	380,478	$—	$(804.6)	$4,567.3	$(535.2)	$(255.3)	$2,974.0	$(4.6)	$2,969.4

Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	246,970	—	—	—	—	11.9	—	—	11.9	—	11.9
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	71,141	—	(71,141)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.3	—	—	14.3	—	14.3
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(36.0)	(36.0)	—	(36.0)
Net loss	—	—	—	—	—	—	—	—	(114.7)	—	(114.7)	(0.2)	(114.9)
Other	—	—	—	—	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Balance as of March 31, 2024	—	$—	151,870,805	$1.8	557,174	$—	$(779.5)	$4,459.9	$(450.2)	$(157.3)	$3,074.7	$(2.7)	$3,072.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2025	2024
Operating activities
Net income (loss)	$111.5	$(114.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108.0	108.7
Amortization of debt discounts and debt issuance costs	2.3	2.2
Non-cash interest expense	14.0	10.6
Non-cash operating lease expense	83.5	77.7
Income from unconsolidated affiliates	(7.6)	(7.2)
Return on investment from unconsolidated affiliates	8.3	7.3
Deferred income taxes	11.5	(72.3)
Stock-based compensation	15.6	11.9
Investment Agreement warrant expense	14.2	18.7
Gain on financing arrangement	(215.1)	—
Changes in operating assets and liabilities
Accounts receivable	0.9	35.9
Prepaid expenses and other current assets	(8.6)	(0.5)
Other assets	1.7	(6.2)
Accounts payable	4.0	1.5
Accrued expenses	(64.2)	(81.7)
Income taxes	55.8	58.3
Operating lease liabilities	(78.9)	(72.4)
Other current and long-term liabilities	(19.9)	(52.5)
Other	4.9	6.2
Net cash provided by (used in) operating activities	41.9	(68.7)
Investing activities
Capital expenditures	(125.2)	(41.4)
Other	(10.7)	(5.9)
Net cash used in investing activities	(135.9)	(47.3)
Financing activities
Proceeds from revolving credit facility	150.0	—
Repayments of revolving credit facility	(90.0)	—
Principal payments on long-term debt	(9.4)	(9.4)
Debt issuance costs	—	(2.6)
Principal payments on financing obligations	(10.7)	(10.0)
Principal payments on finance leases	(13.1)	(12.2)
Repurchase of common stock	(25.0)	—
Payments on insurance financing	(12.4)	(12.2)
Other	(5.6)	(3.7)
Net cash used in financing activities	(16.2)	(50.1)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	—	(0.8)
Change in cash, cash equivalents, and restricted cash	(110.2)	(166.9)
Cash, cash equivalents, and restricted cash at the beginning of the year	723.8	1,094.4
Cash, cash equivalents, and restricted cash at the end of the period	$613.6	$927.5

	For the three months ended March 31,
(in millions)	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$591.6	$903.6
Restricted cash included in Other current assets	20.8	22.7
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$613.6	$927.5

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$102.0	$114.0
Cash payments (refunds) related to income taxes, net	$(19.7)	$0.6

Non-cash activities:
Accrued capital expenditures	$67.7	$12.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the date of this filing, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore®, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 32 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 6, “Leases” and collectively referred to as the “Master Leases”).
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations. See Note 12, “Segment Information” and Note 6, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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
(4)Pursuant to a joint venture with NASCAR Holdings LLC and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
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

	For the three months ended March 31,
(in millions)	2025	2024
Food and beverage	$58.1	$53.5
Hotel	34.2	34.0
Other	1.6	2.7
Total complimentaries associated with gaming contracts	$93.9	$90.2
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $32.9 million and $29.7 million as of March 31, 2025 and December 31, 2024, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered, (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn, (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (vi) outstanding chip liabilities, (vii) unclaimed jackpots, and (viii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $141.8 million and $151.4 million as of March 31, 2025 and December 31, 2024, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.

The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.
As of March 31, 2025 and December 31, 2024, our deferred revenue balance was $40.3 million and $42.6 million, respectively, the majority of which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, we recognized revenue of $3.6 million and $0.9 million, respectively, that was included in the December 31, 2024 and 2023 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations and were $99.9 million and $136.0 million for the three months ended March 31, 2025 and 2024, respectively. Advertising expense includes media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 8, “Commitments and Contingencies”) and other media placement costs.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $609.9 million and $592.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
Comprehensive Income or Loss and Accumulated Other Comprehensive Income or Loss: Comprehensive income (loss) includes net income or loss and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on debt securities.
Earnings or Loss Per Share: Basic earnings or loss per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as warrants, stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), and convertible debt.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. For both periods ended as of March 31, 2025 and December 31, 2024, the Company has recorded a liability of $39.5 million for this agreement. See Note 11, “Fair Value Measurements” for more information.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 required a retrospective adoption to all prior periods presented in the financial statements. The adoption of ASU 2023-07 resulted in additional disclosures in the notes to the unaudited Consolidated Financial Statements. See Note 12, “Segment Information.”
Accounting Pronouncements to be Implemented
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective or retrospective basis, with early adoption permitted. We are assessing the guidance, noting adoption of the new standard is limited to additional disclosures in the notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 updates the requirements for a public entity to disclose additional information about specific income statement expense categories in the notes to financial statements. ASU 2024-03 does not change or remove current expense disclosure requirements, however, it affects where this information appears in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective or retrospective basis, with early adoption permitted. We are assessing the guidance and currently expect adoption of the new standard to result in additional disclosures in the notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the determination of accounting treatment required for settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, on a prospective or retrospective basis, with early adoption permitted. The primary purpose of the new ASU 2024-04 is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. We are assessing the guidance and currently do not expect the new standard to have a material impact on our Consolidated Financial Statements.

Note 4—Revenue Disaggregation
Our revenues are generated primarily by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are primarily comprised of PENN Interactive’s revenues generated from third-party online sports betting and the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location (with no single foreign country’s revenue representing more than 10% of total consolidated revenues) of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended March 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$610.6	$220.7	$91.0	$252.3	$123.7	$—	$—	$1,298.3
Food and beverage	37.8	33.9	17.6	15.7	—	1.1	—	106.1
Hotel	11.9	24.1	16.8	8.1	—	—	—	60.9
Other	20.6	9.6	4.3	6.8	166.4	4.2	(4.7)	207.2
Total revenues	$680.9	$288.3	$129.7	$282.9	$290.1	$5.3	$(4.7)	$1,672.5

	For the three months ended March 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.4	$233.8	$91.6	$260.5	$56.0	$—	$—	$1,258.3
Food and beverage	36.8	32.2	17.6	15.3	—	1.1	—	103.0
Hotel	11.7	22.4	15.6	8.5	—	—	—	58.2
Other	19.8	10.1	4.0	6.9	151.7	4.9	(10.0)	187.4
Total revenues	$684.7	$298.5	$128.8	$291.2	$207.7	$6.0	$(10.0)	$1,606.9
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $128.2 million and $116.6 million for the three months ended March 31, 2025 and 2024, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
Note 5—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

(in millions)	March 31, 2025	December 31, 2024
Amended Credit Facilities:
Amended Revolving Credit Facility due 2027	$60.0	$—
Amended Term Loan A Facility due 2027	474.4	481.3
Amended Term Loan B Facility due 2029	972.5	975.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	8.6	210.5
	2,646.0	2,797.3
Less: Current maturities of long-term debt	(38.2)	(38.2)
Less: Debt discounts	(3.0)	(3.1)
Less: Debt issuance costs	(21.3)	(23.5)
	$2,583.5	$2,732.5

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2025 (in millions):

Years ending December 31:
2025 (excluding the three months ended March 31, 2025)	$28.2
2026	368.7
2027	897.0
2028	10.8
2029	1,335.8
Thereafter	5.5
Total minimum payments	$2,646.0
Amended Credit Facilities
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the balances of the previous credit facilities.
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the Master Leases (which are defined in Note 6, “Leases”).
On February 15, 2024 (the “First Amendment Effective Date”), PENN entered into a First Amendment (the “First Amendment Agreement”) with its various lenders amending its Amended Credit Facilities. The First Amendment Agreement provided for certain adjustments, during a specified time period (“Covenant Relief Period”), in our calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). As of March 31, 2025, the Covenant Relief Period has concluded, and we are now required to maintain the specified financial ratios and satisfy the financial tests under the Amended Credit Facilities, as described above.
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.

As of March 31, 2025, the Company had $60.0 million drawn on the Amended Revolving Credit Facility. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.4 million, resulting in $919.6 million of available borrowing capacity under the Amended Revolving Credit Facility. As of May 9, 2025, the Company had $105.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $874.6 million in available borrowing capacity.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
As of March 31, 2025 and December 31, 2024, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 as of March 31, 2025.
The Convertible Notes consisted of the following components:

(in millions)	March 31, 2025	December 31, 2024
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(2.2)	(2.6)
Net carrying amount	$328.3	$327.9
Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2025	2024
Interest expense	$120.3	$120.6
Capitalized interest	(9.5)	(1.5)
Interest expense, net	$110.8	$119.1
The table below presents interest expense related to the Convertible Notes:

	For the three months ended March 31,
(in millions)	2025	2024
Coupon interest	$2.3	$2.3
Amortization of debt issuance costs	0.4	0.4
Convertible Notes interest expense	$2.7	$2.7
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.3%. The remaining term of the Convertible Notes was 1.1 years as of March 31, 2025.
Covenants
Our Amended Credit Facilities, 5.625% Notes due 2027 (the “5.625% Notes”), and 4.125% Notes due 2029 (the “4.125% Notes”), require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 6, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of March 31, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligation
In February 2021, we entered into a third-party financing arrangement providing the Company with upfront and non-refundable cash proceeds of $72.5 million while permitting us to participate in future proceeds on certain claims for insurance coverage benefits from the Company’s insurers (the “Insurers”) for economic losses PENN sustained due to the COVID-19 pandemic. Subsequent to quarter end, on May 7, 2025, the Superior Court of Pennsylvania (the “SCP”) issued a ruling on the Company’s appeal of a lower court’s summary judgement that found in favor of the Insurers, affirming the lower court’s ruling. As a result of the SCP’s ruling, the Company has determined that obligations under these claims are no longer probable. Accordingly, we recognized a non-cash gain, which consists of the cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. The gain was recorded as “Gain on financing arrangement” within our unaudited Consolidated Statements of Operations for the three months ended March 31, 2025.
Prior to recognizing the non-cash gain, as described above, the financing obligation was classified as a non-current liability and had a $201.2 million balance as of December 31, 2024. Consistent with an obligor’s accounting under a debt instrument, period interest was accreted using an effective interest rate of 27.0% until the time that the claims and related obligations were resolved. The amount included in “Interest expense, net” within the unaudited Consolidated Statements of Operations related to this obligation was $13.9 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively.
Note 6—Leases
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
AR PENN Master Lease
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent. Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
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
The land and building components contained within the AR PENN Master Lease are classified as operating leases and are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
The next annual escalator test date is scheduled to occur on November 1, 2025. The next AR PENN Percentage Rent reset is scheduled to occur on November 1, 2028.
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
The land and building components contained within the 2023 Master Lease are classified as operating leases and are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects,” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon our request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of the date of this filing, the Company has neither requested nor received any funding from GLPI for the PENN Development Projects.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
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
The Pinnacle Master Lease contains land and building components that are classified as finance leases and financing obligations. Lease components classified as a finance lease are recorded to “Depreciation and amortization” and “Interest expense, net” within our unaudited Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
The next annual escalator test date is scheduled to occur on May 1, 2025. The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2026.

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
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC Topic 842, “Leases,” (“ASC 842”). As such we recognized a financing obligation in accordance with ASC Topic 470, “Debt,” (“ASC 470”) and continue to recognize the underlying land asset in “Property and equipment, net” within our unaudited Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
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
As a result of the annual escalator test, effective as of February 1 for the lease year ended January 31, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025
Annual escalator	$0.4
Operating ROU asset and lease liability recognized	$2.5
The Margaritaville Percentage Rent most recently reset on February 1, 2025, and will be effective until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2027. As a result of the Margaritaville Percentage Rent reset for the lease year ended January 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025
Decrease to the performance-based component of rent	$0.4
Operating ROU asset and lease liability recognized	$9.0
The land and building components contained within the Margaritaville Lease are classified as operating leases and are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.

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
The land and building components contained within the Greektown Lease are classified as operating leases and are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
The next annual escalator test date and Greektown Percentage Rent reset are both scheduled to occur on June 1, 2025.
We refer to the Master Leases, the Morgantown Lease, the Margaritaville Lease, and the Greektown Lease, collectively, as our “Triple Net Leases.”
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
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of March 31, 2025:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2025 (excluding the three months ended March 31, 2025)	$465.4	$122.0	$124.9
2026	622.3	152.3	166.6
2027	620.5	147.0	166.6
2028	618.7	146.9	166.6
2029	598.2	146.9	166.7
Thereafter	2,744.1	3,127.0	3,663.2
Total lease payments	5,669.2	3,842.1	4,454.6
Less: Imputed interest	(1,760.1)	(1,739.4)	(2,078.6)
Present value of future lease payments	3,909.1	2,102.7	2,376.0
Less: Current portion of lease obligations	(332.0)	(54.0)	(44.0)
Long-term portion of lease obligations	$3,577.1	$2,048.7	$2,332.0

Total payments made under our Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2025	2024
AR PENN Master Lease	$72.1	$71.0
2023 Master Lease	59.8	58.9
Pinnacle Master Lease	87.4	85.2
Margaritaville Lease	6.7	6.7
Greektown Lease	13.2	13.2
Morgantown Lease	0.8	0.8
Total	$240.0	$235.8
Information related to lease term and discount rate was as follows:

	March 31, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	10.0 years	10.2 years
Finance leases	26.1 years	26.3 years
Financing obligations	26.3 years	26.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended March 31,
(in millions)		2025	2024
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$155.9	$154.8
Operating lease cost (1)	Primarily General and administrative	4.1	5.3
Short-term lease cost	Primarily Gaming expenses	23.8	22.8
Variable lease cost (1)	Primarily Gaming expenses	0.8	1.0
Total		$184.6	$183.9

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.6	$27.5
Amortization of ROU assets (2)	Depreciation and amortization	22.7	21.9
Total		$50.3	$49.4

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$37.2	$36.6
(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.

Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
(in millions)	2025	2024
Non-cash lease activities:
Commencement of operating leases	$11.6	$2.7
Commencement of finance leases	$0.2	$—
Note 7—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 26.2% for the three months ended March 31, 2025, as compared to 14.8% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024, was lower than the statutory federal tax rate of 21% primarily due to non-deductible executive compensation and the decrease in our valuation allowance. The change in the effective tax rate for the three months ended March 31, 2025, as compared to the corresponding prior period, was primarily due to (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation, (ii) non-deductible permanent items offset against tax credit utilization, (iii) state taxes, and (iv) changes to the valuation allowance. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, and changes to our valuation allowance assessment. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2025, we intend to continue maintaining a valuation allowance on our deferred tax assets not “more likely than not” to be realized until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2025 as well as our projected income levels in future periods.
As of March 31, 2025 and December 31, 2024, the Company had accrued income taxes of $23.8 million and prepaid income taxes of $31.9 million, respectively, which were included in “Accrued expenses and other current liabilities” and “Prepaid expenses” within our unaudited Consolidated Balance Sheets, respectively.
Note 8—Commitments and Contingencies
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
ESPN Sportsbook and Investment Agreements
On August 8, 2023, PENN entered into the Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN received the exclusive right to use the ESPN BET trademark for online sports betting in the United States.

The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (as defined and described in more detail below). The Sportsbook Agreement may be terminated by either party if at the end of year three of the term ESPN BET has not achieved a specified level of market share based on gross gaming revenue in the states in which it operates while branded ESPN BET, and other terms pursuant to the agreement.

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
If the Sportsbook Agreement is terminated by ESPN due to a material breach of the Sportsbook Agreement by PENN, then all unvested warrants will immediately vest. If the Sportsbook Agreement is terminated for any other reason, then all unvested warrants will immediately be forfeited, subject to certain exceptions. At the grant date, the $550.4 million fair value of the awards was determined using the Black-Scholes option-pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60.
Additionally, if after February 29, 2024 and during the term of the Sportsbook Agreement PENN achieves specified performance conditions based on an average market share based on gross gaming revenue in the states in which ESPN BET operates (as defined within the Investment Agreement), PENN could issue to ESPN, Inc. warrants to purchase up to an additional 6.4 million shares of PENN common stock. The additional warrants will be fully vested upon issuance, have an exercise price of $28.95, and will be exercisable for 10.5 years from the date of issuance.
During the three months ended March 31, 2025 and 2024, the Company recognized $37.5 million and $50.0 million of expense, respectively, related to the Sportsbook Agreement, and $14.2 million and $18.7 million, respectively, related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized in accordance with our policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.
Note 9—Stockholders’ Equity and Stock-Based Compensation
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
During the three months ended March 31, 2025, we did not issue any Exchangeable Shares, as compared to 68,048 Exchangeable Shares issued during the three months ended March 31, 2024. As of both March 31, 2025 and December 31, 2024, there were 768,441 Exchangeable Shares authorized, of which 380,478 shares and 466,534 shares were outstanding, respectively.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”), which expires on December 31, 2025.
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
During the three months ended March 31, 2025, the Company repurchased 1,413,882 shares of its common stock in open market transactions for $25.0 million at an average price of $17.67 per share. No shares of the Company’s common stock were repurchased during the three months ended March 31, 2024.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.

Subsequent to the quarter ended March 31, 2025, the Company repurchased 665,972 shares of its common stock at an average price of $15.03 per share for an aggregate amount of $10.0 million. As of May 9, 2025, the remaining availability under our December 2022 Authorization was $714.2 million.
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
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of March 31, 2025, there are 2,799,358 shares available for future grants under the 2022 Amended Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company did not grant restricted units with performance-based vesting conditions during the three months ended March 31, 2025 and 2024. In April 2025, the Company granted 1,254,323 restricted units with performance-based vesting conditions, at target, under the 2022 Plan. The restricted performance units granted in 2025 consist of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals and remain subject to vesting for the full three-year service period.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized stock-based compensation expense of $15.6 million and $11.9 million for the three months ended March 31, 2025 and 2024, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Note 10—Earnings (Loss) per Share
For the three months ended March 31, 2025, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

For the three months ended March 31, 2024, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future, that are not included in the computation of diluted loss per share, are as follows:

For the three months ended March 31,
(in millions)	2024
Assumed conversion of dilutive stock options	0.2
Assumed conversion of dilutive restricted stock	0.2
Assumed conversion of convertible debt	14.1
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(in millions)	2025	2024
Weighted-average common shares outstanding	152.3	151.9
Assumed conversion of:
Dilutive stock options	0.1	—
Dilutive restricted stock	0.5	—
Convertible debt	14.1	—
Weighted-average common shares outstanding - Diluted	167.0	151.9
Restricted stock with performance and market based vesting conditions that have not been met as of March 31, 2025 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants issued under the terms of the Investment Agreement on August 8, 2023 as described in Note 8, “Commitments and Contingencies.”
Anti-dilutive options and warrants to purchase 35.6 million and 34.6 million shares were outstanding during the three months ended March 31, 2025 and 2024, respectively.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 9, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(in millions, except per share data)	2025	2024
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$111.8	$(114.7)
Weighted-average shares outstanding — PENN Entertainment, Inc.	151.9	151.4
Weighted-average shares outstanding — Exchangeable Shares	0.4	0.5
Weighted-average common shares outstanding — basic	152.3	151.9
Basic earnings (loss) per share	$0.73	$(0.76)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$111.8	$(114.7)
Interest expense, net of tax (1):
Convertible Notes	1.8	—
Diluted income (loss) applicable to common stock	$113.6	$(114.7)
Weighted-average common shares outstanding — diluted	167.0	151.9
Diluted earnings (loss) per share	$0.68	$(0.76)
(1)The tax-affected rate was 21% for the three months ended March 31, 2025.
Note 11—Fair Value Measurements
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
Long-Term Debt
The fair value of our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. Due to their trading frequency, these long-term debt instruments are classified as Level 2 measurements.
Other long-term obligations as of March 31, 2025 and December 31, 2024 included a financing arrangement entered in February of 2021 (as discussed below) as well as the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the Lawrenceburg repayment obligation is estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and is classified as a Level 2 measurement.
Additionally, in February 2021, we entered into a third-party financing arrangement providing the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain claims. As discussed in Note 5, “Long-Term Debt,” the Company determined that obligations under these claims are no longer probable and therefore recognized a non-cash gain related to this obligation. Prior to March 31, 2025, the financing obligation had been classified as a non-current liability and the fair value of the financing obligation was based on what we expected to be settled in a future period of which the principal was contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0%. The financing obligation was classified as a Level 3 measurement and as of December 31, 2024 was included within our unaudited Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discounts, and debt issuance costs.”
Other Liabilities
As of March 31, 2025 and December 31, 2024, other liabilities included a contingent purchase price liability related to Plainridge Park Casino, calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of March 31, 2025, we were contractually obligated to make one additional annual payment. The fair value of this liability was estimated based on an income approach using a discounted cash flow model. This contingent purchase price liability is classified as a Level 3 measurement and is included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities.”
Additionally, as of both periods ended March 31, 2025 and December 31, 2024, other liabilities include a $39.5 million tax indemnification, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of March 31, 2025 and December 31, 2024. The assessment of the significance of a particular input to the fair value measurement requires judgment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$591.6	$591.6	$591.6	$—	$—
Equity securities	$11.4	$11.4	$11.4	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,489.2	$1,500.9	$—	$1,500.9	$—
5.625% Notes	$399.9	$392.0	$—	$392.0	$—
4.125% Notes	$395.7	$357.0	$—	$357.0	$—
Convertible Notes	$328.3	$340.4	$—	$340.4	$—
Other long-term obligations	$8.6	$7.6	$—	$7.6	$—
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$706.6	$706.6	$706.6	$—	$—
Equity securities	$10.6	$10.6	$10.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,437.0	$1,453.9	$—	$1,453.9	$—
5.625% Notes	$399.8	$393.0	$—	$393.0	$—
4.125% Notes	$395.5	$356.0	$—	$356.0	$—
Convertible Notes	$327.9	$355.7	$—	$355.7	$—
Other long-term obligations	$210.5	$209.3	$—	$8.1	$201.2
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2025	$274.6
Interest	13.9
Included in income and other comprehensive income (1)	(215.1)
Balance as of March 31, 2025	$73.4
(1)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of March 31, 2025:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	6.8%
Note 12—Segment Information
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
The Interactive segment includes all of our online gaming operations, management of retail sports betting, and media operations. The accounting policies of our Interactive segment are the same as those described in our significant accounting policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.
The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of our stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead expenses, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that have not otherwise been allocated.
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

	For the three months ended March 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$680.9	$288.3	$129.7	$282.9	$290.1	$5.3	$(4.7)	$1,672.5
Less:
Gaming taxes	(279.5)	(63.4)	(23.7)	(74.7)	(168.6)
Compensation and benefits	(103.5)	(56.8)	(31.3)	(44.1)	(36.7)
Media and advertising (3)					(88.5)
Other segment items (4)	(103.7)	(64.8)	(29.0)	(50.3)	(85.3)
Reportable Segment Adjusted EBITDAR (5)	$194.2	$103.3	$45.7	$113.8	$(89.0)			$368.0

Other operating benefits (costs) and other income (expenses):
Other category (6)	(38.8)
Rent expense associated with triple net operating leases (7)	(155.9)
Stock-based compensation	(15.6)
Cash-settled stock-based awards variance	3.2
Loss on disposal of assets	(0.2)
Pre-opening expenses	(0.5)
Depreciation and amortization	(108.0)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(110.8)
Interest income	3.2
Gain on financing arrangement (9)	215.1
Other (10)	0.6
Income before income taxes	159.2
Income tax expense	(47.7)
Net income	$111.5
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $128.2 million for the three months ended March 31, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $37.5 million related to the Sportsbook Agreement and $14.2 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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

(5)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (8) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $36.0 million for the three months ended March 31, 2025, which is inclusive of $7.7 million of legal and advisory costs related to our response to a purported proxy campaign in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”
(10)Primarily relates to unrealized holding gains on our equity securities of $0.8 million for the three months ended March 31, 2025.

	For the three months ended March 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$684.7	$298.5	$128.8	$291.2	$207.7	$6.0	$(10.0)	$1,606.9
Less:
Gaming taxes	(274.9)	(66.1)	(24.0)	(77.4)	(149.6)
Compensation and benefits	(104.2)	(56.4)	(29.7)	(43.0)	(52.3)
Media and advertising (3)					(122.8)
Other segment items (4)	(103.0)	(62.5)	(29.2)	(53.8)	(79.0)
Reportable Segment Adjusted EBITDAR (5)	$202.6	$113.5	$45.9	$117.0	$(196.0)			$283.0

Other operating benefits (costs) and other income (expenses):
Other category (6)	(26.8)
Rent expense associated with triple net operating leases (7)	(154.8)
Stock-based compensation	(11.9)
Cash-settled stock award variance	8.0
Gain on disposal of assets	0.2
Depreciation and amortization	(108.7)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(119.1)
Interest income	7.1
Other (9)	(3.4)
Loss before income taxes	(127.5)
Income tax benefit	12.6
Net loss	$(114.9)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $116.6 million for the three months ended March 31, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $50.0 million related to the Sportsbook Agreement and $18.7 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(5)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (8) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $24.9 million for the three months ended March 31, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Primarily relates to unrealized holding losses on our equity securities of $1.5 million for the three months ended March 31, 2024.
The table below presents capital expenditures by segment:

	For the three months ended March 31,
(in millions)	2025	2024
Capital expenditures:
Northeast segment	$13.5	$5.6
South segment	13.7	11.8
West segment	40.5	1.5
Midwest segment	51.7	19.2
Interactive segment	3.6	0.7
Other	2.2	2.6
Total capital expenditures	$125.2	$41.4
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of March 31, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.1	$—	$7.8	$89.0
Total assets	$1,787.2	$1,304.5	$495.7	$1,547.4	$2,335.0	$7,620.2	$15,090.0

Balance sheet as of December 31, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.9	$—	$5.2	$86.2
Total assets	$1,808.1	$1,301.7	$453.2	$1,503.7	$2,385.6	$7,809.4	$15,261.7
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, net, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the date of this filing, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting, and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore®, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN Play™ customer loyalty program, offering its over 32 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements and collectively referred to as the “Master Leases”).
Recent Development Projects
On February 21, 2023, as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into a master development agreement (the “Master Development Agreement”).
The Master Development Agreement contains additional rent (together with the 2023 Master Lease base rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Hollywood Casino Aurora (“Aurora” and the related developments, the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), and the M Resort Spa Casino (“M Resort,” collectively the “Other Development Projects,” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon our request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. We expect our new Joliet facility to open in the fourth quarter of 2025, and the new hotel tower at the M Resort, the new Aurora facility, and the Columbus hotel tower to open in the first half of 2026. As of the date of this filing, the Company has neither requested nor received any funding from GLPI for the PENN Development Projects.
On April 24, 2025, the Company announced a new development project to relocate its Ameristar Council Bluffs riverboat casino operations to a new, state-of-the-art land-based property to be rebranded as Hollywood Casino Council Bluffs. Under the proposed plan, the new Hollywood Casino Council Bluffs is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing ESPN BET sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180 million and $200 million and is expected to take 18-24 months to complete following the design and permitting approval process. The Company is entitled to obtain financing for the project from GLPI of up to $150.0 million at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.

We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the acquisition of theScore and our partnership with ESPN reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment.
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
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as The Kroger Company, Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, our strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our partnership with ESPN), should enable us to acquire new customers, expand our player database, and provide additional revenue streams that enhance our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the three months ended March 31, 2025 and 2024” section below for discussions on our results of operations by reportable segment.
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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% and 85% of our gaming revenue for each of the three months ended March 31, 2025 and 2024) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
For online gaming, customers deposit cash into their online accounts for use in online sports betting and iCasino play. Liabilities are recognized for online player account funds that have not been withdrawn and for wagers that have been placed on events that have not yet occurred. Online sportsbook handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for any bonus funds deposited into player accounts. Given that online sports betting wagers are made based on the outcomes of future sporting events, the win or hold percentage can vary based on the bet type (i.e. straight wagers vs. parlay wagers). Online slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of online progressive jackpots. Online table game hold is the amount of handle that is retained and recorded as gaming revenue. Given the stability in our online slot and online table game hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages.
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines and table games. Our business is capital intensive and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties, and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations.
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

	For the three months ended March 31,
(dollars in millions)	2025	2024
Revenues:
Northeast segment	$680.9	$684.7
South segment	288.3	298.5
West segment	129.7	128.8
Midwest segment	282.9	291.2
Interactive segment	290.1	207.7
Other (1)	5.3	6.0
Intersegment eliminations (2)	(4.7)	(10.0)
Total	$1,672.5	$1,606.9

Net income (loss)	$111.5	$(114.9)

Adjusted EBITDAR:
Northeast segment	$194.2	$202.6
South segment	103.3	113.5
West segment	45.7	45.9
Midwest segment	113.8	117.0
Interactive segment	(89.0)	(196.0)
Other (1)	(38.8)	(26.8)
Total (3)	329.2	256.2
Rent expense associated with triple net operating leases (4)	(155.9)	(154.8)
Adjusted EBITDA	$173.3	$101.4

Net income (loss) margin	6.7%	(7.2)%
Adjusted EBITDAR margin	19.7%	15.9%
Adjusted EBITDA margin	10.4%	6.3%
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead expenses, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead expenses were $36.0 million and $24.9 million for the three months ended March 31, 2025 and 2024, respectively, and include $7.7 million of legal and advisory costs related to our response to a purported proxy campaign in connection with our 2025 annual meeting of shareholders in the current year quarter.
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
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.

Consolidated comparison of the three months ended March 31, 2025 and 2024
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$1,298.3	$1,258.3	$40.0	3.2%
Food, beverage, hotel, and other	374.2	348.6	25.6	7.3%
Total revenues	$1,672.5	$1,606.9	$65.6	4.1%
Gaming revenues for the three months ended March 31, 2025 increased by $40.0 million compared to the corresponding prior year period, primarily due to an increase in online gaming revenue at our Interactive segment, partially offset by a decrease in gaming revenues within our Northeast, South, and Midwest segments. The increase in online gaming revenues within our Interactive segment was due to iCasino growth and decreased promotional expense related to ESPN BET. Retail gaming revenues decreased as new supply continues to impact visitation in certain retail property segments.
Food, beverage, hotel, and other revenues for the three months ended March 31, 2025 increased by $25.6 million compared to the corresponding prior year period. The increase for the period primarily relates to gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $11.6 million compared to the prior year.
See “Segment comparison of the three months ended March 31, 2025 and 2024” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Operating expenses
Gaming	$853.8	$879.5	$(25.7)	(2.9)%
Food, beverage, hotel, and other	264.9	251.2	13.7	5.5%
General and administrative	403.0	388.9	14.1	3.6%
Depreciation and amortization	108.0	108.7	(0.7)	(0.6)%
Total operating expenses	$1,629.7	$1,628.3	$1.4	0.1%
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three months ended March 31, 2025 decreased by $25.7 million compared to the corresponding prior year period due to additional marketing expenses supporting our initial launch of ESPN BET within our Interactive segment during the three months ended March 31, 2024. Gaming expenses at our retail properties decreased in the current period due to the decrease in gaming revenues within our Northeast, South, and Midwest segments as described above.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three months ended March 31, 2025 increased $13.7 million compared to the corresponding prior year period, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.

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
For the three months ended March 31, 2025, general and administrative expenses increased by $14.1 million compared to the corresponding prior year period, primarily due to $7.7 million of legal and advisory costs related to our response to a purported proxy campaign in connection with our 2025 annual meeting of shareholders incurred during the period as well as an increase in stock-based compensation, partially offset by a decrease in payroll expense.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Other income (expenses)
Interest expense, net	$(110.8)	$(119.1)	$8.3	(7.0)%
Interest income	$3.2	$7.1	$(3.9)	(54.9)%
Income from unconsolidated affiliates	$7.6	$7.2	$0.4	5.6%
Gain on financing arrangement	$215.1	$—	$215.1	N/M
Other	$1.3	$(1.3)	$2.6	N/M
Income tax benefit (expense)	$(47.7)	$12.6	$(60.3)	N/M
N/M - Not meaningful
Interest expense, net decreased by $8.3 million for the three months ended March 31, 2025, compared to the corresponding prior year period, primarily due to an increase in capitalized interest related to the PENN Development Projects.
Interest income decreased by $3.9 million for the three months ended March 31, 2025, respectively, compared to the corresponding prior year period, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates primarily to our investment in Kansas Entertainment and Freehold Raceway joint ventures. Operations at Freehold Raceway ceased on December 28, 2024. The change in income from the corresponding prior year periods is due to fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on financing arrangement relates to a $215.1 million non-cash gain on a financing arrangement that we entered into in February 2021 with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. As discussed in Note 5, “Long-Term Debt,” the Company determined that obligations under these claims are no longer probable and therefore recognized a non-cash gain related to this obligation comprised of cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three months ended March 31, 2025, other income primarily consisted of an unrealized holding gain of $0.8 million, as compared to an unrealized holding loss of $1.5 million for the three months ended March 31, 2024.
Income tax expense was $47.7 million for the three months ended March 31, 2025, compared to income tax benefit of $12.6 million for the three months ended March 31, 2024. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 26.2% and 14.8% for the three months ended March 31, 2025 and 2024, respectively. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three months ended March 31, 2025, as compared to the corresponding prior period was primarily due to (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation, (ii) non-deductible permanent items offset against tax credit utilization, (iii) state taxes, and (iv) changes to the valuation allowance. See Note 7, “Income Taxes” to our unaudited Consolidated Financial Statements for additional details.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
On January 16, 2025, the Indiana Supreme Court listened to oral arguments between the Company and the Indiana Department of State Revenue on notices of proposed assessments for tax years 2015 through 2017. The Company believes that it is reasonably possible that its current unrecognized tax reserve may change within the next twelve months.

Segment comparison of the three months ended March 31, 2025 and 2024
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$610.6	$616.4	$(5.8)	(0.9)%
Food, beverage, hotel, and other	70.3	68.3	2.0	2.9%
Total revenues	$680.9	$684.7	$(3.8)	(0.6)%

Adjusted EBITDAR	$194.2	$202.6	$(8.4)	(4.1)%
Adjusted EBITDAR margin	28.5%	29.6%		-110 bps
The Northeast segment’s revenues for the three months ended March 31, 2025 decreased $3.8 million, primarily due to a decrease in gaming revenues at several of our properties due to severe weather events and increased competition negatively impacting visitation, partially offset by an increase in non-gaming revenues at several of our properties.
For the three months ended March 31, 2025, the Northeast segment’s Adjusted EBITDAR decreased $8.4 million, and Adjusted EBITDAR margin decreased to 28.5%, primarily due to the decrease in gaming revenues in the current year quarter.
South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$220.7	$233.8	$(13.1)	(5.6)%
Food, beverage, hotel, and other	67.6	64.7	2.9	4.5%
Total revenues	$288.3	$298.5	$(10.2)	(3.4)%

Adjusted EBITDAR	$103.3	$113.5	$(10.2)	(9.0)%
Adjusted EBITDAR margin	35.8%	38.0%		-220 bps
The South segment’s revenues for the three months ended March 31, 2025 decreased by $10.2 million compared to the corresponding prior year period, primarily due to a decrease in gaming revenues as increased competition negatively impacted several of our properties, partially offset by an increase in hotel and food and beverage revenues.
For the three months ended March 31, 2025, the South segment’s Adjusted EBITDAR decreased $10.2 million, and Adjusted EBITDAR margin decreased to 35.8%, respectively, primarily due to the decrease in gaming revenues as described above.

West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$91.0	$91.6	$(0.6)	(0.7)%
Food, beverage, hotel, and other	38.7	37.2	1.5	4.0%
Total revenues	$129.7	$128.8	$0.9	0.7%

Adjusted EBITDAR	$45.7	$45.9	$(0.2)	(0.4)%
Adjusted EBITDAR margin	35.2%	35.6%		-40 bps
The West segment’s revenues for the three months ended March 31, 2025 increased by $0.9 million, compared to the prior year period, primarily due to an increase in visitation at the West segment’s properties’ hotels, partially offset by a decrease in gaming revenues.
For the three months ended March 31, 2025, the West segment’s Adjusted EBITDAR decreased $0.2 million and Adjusted EBITDAR margin decreased to 35.2% primarily due to an increase in labor costs.
Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$252.3	$260.5	$(8.2)	(3.1)%
Food, beverage, hotel, and other	30.6	30.7	(0.1)	(0.3)%
Total revenues	$282.9	$291.2	$(8.3)	(2.9)%

Adjusted EBITDAR	$113.8	$117.0	$(3.2)	(2.7)%
Adjusted EBITDAR margin	40.2%	40.2%		0 bps
The Midwest segment’s revenues for the three months ended March 31, 2025 decreased by $8.3 million compared to the corresponding prior year period, primarily due to a decrease in gaming revenues as severe weather events and increased competition negatively impacted visitation at several of our properties.
For the three months ended March 31, 2025, the Midwest segment’s Adjusted EBITDAR decreased $3.2 million and Adjusted EBITDAR margin remained flat at 40.2% primarily due to the decreases in gaming revenues discussed above and an increase in labor costs, partially offset by decreased general and administrative costs.

Interactive Segment

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Gaming	$123.7	$56.0	$67.7	120.9%
Food, beverage, hotel, and other (1)	166.4	151.7	14.7	9.7%
Total revenues	$290.1	$207.7	$82.4	39.7%

Adjusted EBITDAR	$(89.0)	$(196.0)	$107.0	N/M
Adjusted EBITDAR margin	(30.7)%	(94.4)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three months ended March 31, 2025 increased by $82.4 million compared to the corresponding prior year period, primarily due to an increase in gaming revenues. Gaming revenues were positively impacted by iCasino growth and a decrease in promotional spend. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $128.2 million and $116.6 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin increased primarily due to the increase in gaming revenues and decrease in marketing expense, as discussed above.
Other

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Revenues
Food, beverage, hotel, and other	$5.3	$6.0	$(0.7)	(11.7)%
Total revenues	$5.3	$6.0	$(0.7)	(11.7)%

Adjusted EBITDAR	$(38.8)	$(26.8)	$(12.0)	44.8%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead expenses, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three months ended March 31, 2025 decreased slightly compared to the prior year period, primarily due to fluctuations in racing revenues. Corporate overhead expenses were $36.0 million and $24.9 million for the three months ended March 31, 2025 and 2024, respectively, and include $7.7 million of legal and advisory costs related to our response to a purported proxy campaign in connection with our 2025 annual meeting of shareholders in the current year quarter.
Changes in Adjusted EBITDAR for the three months ended March 31, 2025 primarily relate to increased general and administrative costs, inclusive of the $7.7 million of legal and advisory costs as described above, and labor costs.

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
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; loss on disposal of business; non-cash gains/losses associated with REIT transactions as described in Note 6, “Leases” to our unaudited Consolidated Financial Statements; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended March 31,
(dollars in millions)	2025	2024
Net income (loss)	$111.5	$(114.9)
Income tax (benefit) expense	47.7	(12.6)
Interest expense, net	110.8	119.1
Interest income	(3.2)	(7.1)
Income from unconsolidated affiliates	(7.6)	(7.2)
Gain on financing arrangement	(215.1)	—
Other (income) expenses	(1.3)	1.3
Operating income (loss)	42.8	(21.4)
Stock-based compensation (1)	15.6	11.9
Cash-settled stock-based award variance (1)(2)	(3.2)	(8.0)
Loss (gain) on disposal of assets (1)	0.2	(0.2)
Pre-opening expenses (1)	0.5	—
Depreciation and amortization	108.0	108.7
Income from unconsolidated affiliates	7.6	7.2
Non-operating items of equity method investments (3)	1.1	1.1
Other expenses (1)(4)	0.7	2.1
Adjusted EBITDA	173.3	101.4
Rent expense associated with triple net operating leases (1)	155.9	154.8
Adjusted EBITDAR	$329.2	$256.2

Net income (loss) margin	6.7%	(7.2)%
Adjusted EBITDA margin	10.4%	6.3%
Adjusted EBITDAR margin	19.7%	15.9%
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
(3)    Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(4)    Consists of non-recurring transaction costs and, prior to August 1, 2024, finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

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

	For the three months ended March 31,		Change
(dollars in millions)	2025	2024	$	%
Net cash provided by (used in) operating activities	$41.9	$(68.7)	$110.6	N/M
Net cash used in investing activities	$(135.9)	$(47.3)	$(88.6)	187.3%
Net cash used in financing activities	$(16.2)	$(50.1)	$33.9	(67.7)%
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income (loss), excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $110.6 million for the three months ended March 31, 2025, primarily due to an increase in our reportable segments’ Adjusted EBITDAR and receipt of income tax refunds.
Investing Cash Flow
Cash used in investing activities during the three months ended March 31, 2025 and March 31, 2024, was $135.9 million and $47.3 million, respectively, and primarily related to capital expenditures of $125.2 million and $41.4 million, respectively.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the three months ended March 31, 2025 and 2024, as applicable.
For the year ending December 31, 2025, we anticipate capital expenditures of approximately $240.0 million, inclusive of capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues, and capital expenditures of $28.8 million incurred during the three months ended March 31, 2025. Additionally, for the year ending December 31, 2025, we anticipate capital project expenditures of $490.0 million, the majority of which are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements). During the three months ended March 31, 2025, we incurred capital expenditures of $96.4 million in connection with the PENN Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. As of the date of this filing, the Company has neither requested nor received any funding from GLPI for the PENN Development Projects.
Financing Cash Flow
For the three months ended March 31, 2025, net cash used in financing activities totaled $16.2 million, primarily related to repurchases of our common stock of $25.0 million, principal payments of $23.8 million on our finance leases and finance obligations, $12.4 million in payments on insurance financing, as well as $9.4 million in principal payments on long-term debt, and $60.0 million of net proceeds from our revolving credit facility.
For the three months ended March 31, 2024, net cash used in financing activities totaled $50.1 million, primarily related to principal payments of $22.2 million on our finance leases and finance obligations, $12.2 million in payments on insurance financing, as well as $9.4 million in principal payments on long-term debt.

As of March 31, 2025, we had $2.6 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities (as defined in Note 5, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements), $400.0 million outstanding under our 5.625% Notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% Notes due 2029 (the “4.125% Notes”), $330.5 million outstanding under our 2.75% Convertible Notes due 2026, and $8.6 million outstanding in other long-term obligations. We had $60.0 million drawn on our Amended Revolving Credit Facility (as defined in Note 5, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements). We have no debt maturing prior to 2026. As of May 9, 2025, the Company had $105.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $874.6 million in available borrowing capacity.
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
As of March 31, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 5, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”), which expires on December 31, 2025.
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
During the three months ended March 31, 2025, the Company repurchased 1,413,882 shares of its common stock in open market transactions for $25.0 million at an average price of $17.67 per share.
Subsequent to the quarter ended March 31, 2025, the Company repurchased 665,972 shares of its common stock at an average price of $15.03 per share for an aggregate amount of $10.0 million. As of May 9, 2025, the remaining availability under our December 2022 Authorization was $714.2 million.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.

Other Factors Affecting Liquidity
ESPN BET Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (see Note 8, “Commitments and Contingencies” in the notes to our unaudited Consolidated Financial Statements for additional information).
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, and collectively referred to as the “Master Leases”), with GLPI. We refer to the Master Leases, the Margaritaville Lease, the Greektown Lease, and the Morgantown Lease, collectively, as our “Triple Net Leases.” The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into the Master Development Agreement.
The Master Development Agreement contains additional rent (together with the 2023 Master Lease base rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. We expect our new Joliet facility to open in the fourth quarter of 2025, and the new hotel tower at the M Resort, the new Aurora facility, and the Columbus hotel tower to open in the first half of 2026. As of the date of this filing, the Company has neither requested nor received any funding from GLPI for the PENN Development Projects.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2025	2024
AR PENN Master Lease	$72.1	$71.0
2023 Master Lease	59.8	58.9
Pinnacle Master Lease	87.4	85.2
Margaritaville Lease	6.7	6.7
Greektown Lease	13.2	13.2
Morgantown Lease	0.8	0.8
Total	$240.0	$235.8

Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive, and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of price inflation, changes in interest rates on the U.S. economy, changes in trade policies, economic downturns or uncertainty, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions and joint ventures; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipate that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail and online gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2024 for a discussion of additional risks, including risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Adjusted EBITDA, Adjusted EBITDAR, and other financial measures; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to share repurchases; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other entertainment, sports content, and gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes, or circumstances beyond the Company’s or ESPN’s control; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; the impact of activist shareholders; adverse outcomes of litigation involving the Company, including litigation in connection with our 2025 annual meeting of shareholder; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of March 31, 2025, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $474.4 million Amended Term Loan A Facility, a $972.5 million Amended Term Loan B Facility, and $60.0 million of borrowings against our Amended Revolving Credit Facility. As of March 31, 2025, we have $919.6 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of March 31, 2025 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	4/1/29 - 3/31/30	Total	Fair Value
Fixed rate	$—	$400.0	$—	$—	$—	$400.0	$392.0
Average interest rate		5.625%
Fixed rate	$—	$—	$—	$—	$400.0	$400.0	$357.0
Average interest rate					4.125%
Fixed rate	$—	$330.5	$—	$—	$—	$330.5	$340.4
Average interest rate		2.750%
Variable rate	$37.5	$37.5	$489.4	$10.0	$932.5	$1,506.9	$1,500.9
Average interest rate (1)	5.676%	5.402%	5.440%	6.131%	6.285%
(1)Estimated rate, reflective of forward SOFR as of March 31, 2025 plus the spread over SOFR applicable to variable-rate borrowing.

Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three months ended March 31, 2025, we incurred an unrealized foreign currency translation adjustment loss of $0.3 million compared to an unrealized foreign currency translation adjustment loss of $36.0 million for the three months ended March 31, 2024, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows.
On May 7, 2025, HG Vora Capital Management, LLC, HG Vora Special Opportunities Master Fund, Ltd., and Downriver Series LP – Segregated Portfolio C (collectively, the “HG Vora Plaintiffs”) filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against PENN, the members of PENN’s Board of Directors (the “Board”) and PENN’s former director Ronald Naples captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313 (the “HG Vora Complaint”). The HG Vora Complaint alleges, among other things, that PENN violated Pennsylvania’s Business Corporation Law and the individual defendants breached their fiduciary duties when the Board decreased the number of Class II directors from three to two (the “PENN Board Reduction”) and PENN violated federal securities laws by failing to abide by the universal proxy rules and making materially false and misleading statements in, and omissions from, its press release and its proxy materials filed with the SEC. The HG Vora Complaint seeks, among other things, a declaration that the PENN Board Reduction is invalid, injunctive relief ordering PENN to correct the alleged materially false and misleading statements in its proxy materials, injunctive relief allowing PENN shareholders an opportunity to elect three directors at our 2025 annual meeting of shareholders and damages in an amount to be determined at trial. The defendants believe the allegations set forth in the HG Vora Complaint are without merit.
ITEM 1A.RISK FACTORS
The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. “Risk Factors” in the Company’s subsequent Form 10-Q filings.
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
For example, the United States has recently announced certain changes, and has proposed additional changes, in trade policies, including imposing significant tariffs on imports from other countries. These actions have resulted, and are expected to further result, in responsive actions by impacted countries. On April 9, 2025, the United States announced the imposition of most “reciprocal” tariffs would be paused for 90 days, pending negotiations with the relevant countries. There continues to be significant uncertainty regarding the extent and duration of the tariffs, and any resulting economic downturns or market volatility may adversely impact our business, financial condition, and results of operations.
Shareholder activists have, and could in the future, cause a disruption to, or have an adverse effect on, our business.
We have been subject to shareholder activism and may be subject to such activism in the future, which may include proxy solicitations, shareholder proposals or other actions by activists to effect changes to the Company or to assert influence on our Board of Directors and management. For example, in January 2025, HG Vora Capital Management, LLC (“HG Vora”) notified our Board that it had nominated three director candidates to stand for election at the Company’s 2025 annual meeting of shareholders, William Clifford, Johnny Hartnett, and Carlos Ruisanchez. Subsequently, the Company’s financial advisors held calls with HG Vora’s outside advisor, and the Board’s Nominating and Corporate Governance Committee reviewed HG Vora’s nominees in line with the Company’s normal evaluation procedures, including conducting thorough interviews with all nominees. Following this evaluation, the Board nominated Mr. Hartnett and Mr. Ruisanchez for election to the Board at the Company’s 2025 annual meeting of shareholders. HG Vora filed a preliminary proxy statement with the SEC on April 28, 2025, and continues to seek the election of its three director candidates to the Board.

Shareholder activism pursued against the Company has in the past, and may in the future, give rise to or result in, among other things: (a) increased costs, including expenses of third-party advisors, insurance, administrative expenses and other associated costs; (b) perceived uncertainties as to our future direction, which could result in reputational harm and the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors, customers, suppliers, business partners, and regulators; (c) reduction or delay in our ability to effectively and timely execute our current business strategy and to implement new strategies; (d) diversion of the attention of our Board of Directors and management team; (e) potential litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto; (f) adverse implications from a gaming regulatory perspective, including those arising from a shareholder activist failing to comply with applicable gaming laws in connection with its investment in the Company or other actions that could have an adverse impact on our gaming licenses; and (g) fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Any such shareholder activism could have an adverse effect on our business, financial condition, and results of operations.
PENN is the subject of litigation related to our 2025 annual meeting of shareholders, which could divert management time and resources, result in substantial costs, and have adverse implications from a gaming regulatory perspective.
On May 7, 2025, the HG Vora Plaintiffs filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against PENN, the members of the Board and PENN’s former director Ronald Naples captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313. The HG Vora Complaint alleges, among other things, that PENN violated Pennsylvania’s Business Corporation Law and the individual defendants breached their fiduciary duties when the Board decreased the number of Class II directors from three to two and PENN violated federal securities laws by failing to abide by the universal proxy rules and making materially false and misleading statements in, and omissions from, its press release and its proxy materials filed with the SEC. The HG Vora Complaint seeks, among other things, a declaration that the PENN Board Reduction is invalid, injunctive relief ordering PENN to correct the alleged materially false and misleading statements in its proxy materials, injunctive relief allowing PENN shareholders an opportunity to elect three directors at PENN’s 2025 annual meeting of shareholders and damages in an amount to be determined at trial.
The defendants believe the allegations set forth in the HG Vora Complaint are without merit. However, if the HG Vora Plaintiffs are successful in their lawsuit, PENN may be required to, among other things, increase the number of Class II directors to three, nominate three directors for election at PENN’s 2025 annual meeting of shareholders, amend the Proxy Statement, provide new proxy cards to shareholders and discard previously-furnished proxy cards received by PENN, reschedule PENN’s 2025 annual meeting of shareholders and/or pay damages to the HG Vora Plaintiffs. In addition, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on PENN’s liquidity and financial condition, and could have adverse implications from a gaming regulatory perspective, including an adverse impact on our gaming licenses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2025, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1, 2025 - January 31, 2025	—	$—	—	$749.5
February 1, 2025 - February 28, 2025	—	$—	—	$749.5
March 1, 2025 - March 31, 2025	1,497,039	$17.63	1,413,882	$724.6
(1)Includes 83,157 shares withheld to pay taxes due upon the vesting of employee restricted stock for the month ended March 31, 2025.
(2)On February 1, 2022, our Board of Directors authorized the February 2022 Authorization for the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The February 2022 Authorization was completed on June 15, 2023 and expired on January 31, 2025. On December 6, 2022, our Board of Directors authorized the December 2022 Authorization for the repurchase of an additional $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The December 2022 Authorization expires on December 31, 2025. We initiated share repurchases under the December 2022 Authorization in 2023. Stock repurchases are funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.
Executive Employment Agreement
The Company entered into a new employment agreement with its Executive Vice President, Chief Strategy and Legal Officer and Secretary, Christopher Rogers, on May 6, 2025 (the “Executive Agreement”). The Executive Agreement is effective as of June 30, 2025 and terminates on June 30, 2028 (the “Term”) unless terminated earlier by either party, and will supersede Mr. Rogers’ current executive agreement which is set to expire on June 30, 2025. The Executive Agreement provides that, effective June 30, 2025, Mr. Rogers’ annual base salary will be $824,000 and his target annual bonus will be 125% of his base salary.
In the event Mr. Rogers’ employment is terminated without cause (as defined in the Executive Agreement), or Mr. Rogers resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term, Mr. Rogers will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims in favor of the Company and its affiliates and his continued compliance with certain restrictive covenant provisions: (i) cash amount equal to the sum of (a) two times his annual base salary, and (b) one and one half times his target annual bonus, payable in equal installments over twenty-four months (or two times his target annual bonus if his termination occurs within twenty-four months following a change of control), (ii) pro rata bonus for the fiscal year in which the termination occurs based on actual performance (or greater of the target bonus in effect on the termination date and the target bonus in effect on the date of the change of control, in the event he is terminated within the twenty-four month period following a change of control of the Company), (iii) reimbursement for the cost of COBRA coverage, if so elected, for a period of twenty-four months, and (iv) any accrued but unpaid annual bonus for the year preceding the year in which he is terminated.
The foregoing summary of the material terms of the Executive Agreement is qualified in its entirety by reference to the full text of the Executive Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*	Executive Agreement, dated May 6, 2025, between PENN Entertainment, Inc. and Christopher Rogers.

10.2*	First Amendment to 2023 Master Lease, dated June 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

10.3*	Second Amendment to 2023 Master Lease, September 14, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

10.4*	Third Amendment to 2023 Master Lease, December 19, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

10.5*	Fourth Amendment to 2023 Master Lease, July 23, 2024, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN Entertainment, Inc.
Dated:	May 12, 2025	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)