Form 10-Q
period 2025-06-30
PENN Entertainment, Inc.
filed 2025-08-07
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2025, the number of shares of the registrant’s common stock outstanding was 146,004,714 (including 380,478 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$671.6	$706.6
Accounts receivable, net	252.1	256.8
Prepaid expenses	122.3	152.3
Other current assets	49.6	38.7
Total current assets	1,095.6	1,154.4
Property and equipment, net	3,839.0	3,705.0
Investment in and advances to unconsolidated affiliates	82.4	86.2
Goodwill	2,643.2	2,563.1
Other intangible assets, net	1,516.4	1,529.9
Operating lease right-of-use assets	3,831.2	3,976.8
Finance lease right-of-use assets	1,969.6	2,014.3
Other assets	229.3	232.0
Total assets	$15,206.7	$15,261.7

Liabilities
Current liabilities
Accounts payable	$64.8	$50.8
Current maturities of long-term debt	38.2	38.2
Current portion of financing obligations	44.6	43.5
Current portion of operating lease liabilities	343.4	322.1
Current portion of finance lease liabilities	52.1	53.2
Accrued expenses and other current liabilities	849.8	907.3
Total current liabilities	1,392.9	1,415.1
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,761.2	2,732.5
Long-term portion of financing obligations	2,320.8	2,343.1
Long-term portion of operating lease liabilities	3,497.1	3,654.3
Long-term portion of finance lease liabilities	2,037.5	2,062.3
Deferred income taxes	82.9	61.0
Other long-term liabilities	131.7	135.0
Total liabilities	12,224.1	12,403.3
Commitments and contingencies (Note 8)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,868,779 and 177,396,073 shares issued, and 145,452,528 and 152,229,171 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 380,478 and 466,534 shares outstanding)	—	—
Treasury stock, at cost (32,416,251 and 25,166,902 shares)	(895.8)	(779.5)
Additional paid-in capital	4,597.7	4,542.4
Accumulated deficit	(552.6)	(647.0)
Accumulated other comprehensive loss	(163.0)	(255.0)
Total PENN Entertainment, Inc. stockholders’ equity	2,988.1	2,862.7
Non-controlling interest	(5.5)	(4.3)
Total stockholders’ equity	2,982.6	2,858.4
Total liabilities and stockholders’ equity	$15,206.7	$15,261.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues
Gaming	$1,367.7	$1,332.3	$2,666.0	$2,590.6
Food, beverage, hotel, and other	397.3	330.7	771.5	679.3
Total revenues	1,765.0	1,663.0	3,437.5	3,269.9
Operating expenses
Gaming	869.7	871.1	1,723.5	1,750.6
Food, beverage, hotel, and other	282.0	219.6	546.9	470.8
General and administrative	410.3	388.7	813.3	777.6
Depreciation and amortization	110.5	109.1	218.5	217.8
Impairment loss	15.0	—	15.0	—
Total operating expenses	1,687.5	1,588.5	3,317.2	3,216.8
Operating income	77.5	74.5	120.3	53.1
Other income (expenses)
Interest expense, net	(95.9)	(119.4)	(206.7)	(238.5)
Interest income	2.1	5.8	5.3	12.9
Income from unconsolidated affiliates	13.3	7.8	20.9	15.0
Gain on financing arrangement	—	—	215.1	—
Loss on early extinguishment of debt	(11.8)	—	(11.8)	—
Other	2.9	1.0	4.2	(0.3)
Total other income (expenses)	(89.4)	(104.8)	27.0	(210.9)
Income (loss) before income taxes	(11.9)	(30.3)	147.3	(157.8)
Income tax benefit (expense)	(6.4)	3.2	(54.1)	15.8
Net income (loss)	(18.3)	(27.1)	93.2	(142.0)
Net loss attributable to non-controlling interest	0.9	0.3	1.2	0.5
Net income (loss) attributable to PENN Entertainment, Inc.	$(17.4)	$(26.8)	$94.4	$(141.5)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.12)	$(0.18)	$0.63	$(0.93)
Diluted earnings (loss) per share	$(0.12)	$(0.18)	$0.59	$(0.93)

Weighted-average common shares outstanding—basic	149.0	152.1	150.6	152.0
Weighted-average common shares outstanding—diluted	149.0	152.1	164.7	152.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$(18.3)	$(27.1)	$93.2	$(142.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	92.3	(19.5)	92.0	(55.5)
Other comprehensive income (loss)	92.3	(19.5)	92.0	(55.5)
Total comprehensive income (loss)	74.0	(46.6)	185.2	(197.5)
Comprehensive loss attributable to non-controlling interest	0.9	0.3	1.2	0.5
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$74.9	$(46.3)	$186.4	$(197.0)
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2025 and 2024
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of April 1, 2025	—	$—	151,235,711	$1.8	380,478	$—	$(804.6)	$4,567.3	$(535.2)	$(255.3)	$2,974.0	$(4.6)	$2,969.4
Share-based compensation arrangements	—	—	52,284	—	—	—	—	16.1	—	—	16.1	—	16.1
Share repurchases	—	—	(5,835,467)	—	—	—	(90.3)	—	—	—	(90.3)	—	(90.3)
Investment Agreement warrants	—	—	—	—	—	—	—	14.3	—	—	14.3	—	14.3
Currency translation adjustment	—	—	—	—	—	—	—	—	—	92.3	92.3	—	92.3
Net loss	—	—	—	—	—	—	—	—	(17.4)	—	(17.4)	(0.9)	(18.3)
Other	—	—	—	—	—	—	(0.9)		—	—	(0.9)	—	(0.9)
Balance as of June 30, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6

Balance as of April 1, 2024	—	$—	151,870,805	$1.8	557,174	$—	$(779.5)	$4,459.9	$(450.2)	$(157.3)	$3,074.7	$(2.7)	$3,072.0
Share-based compensation arrangements	—	—	154,428	—	—	—	—	14.2	—	—	14.2	—	14.2
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share conversions	—	—	87,296	—	(87,296)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.4	—	—	14.4	—	14.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(19.5)	(19.5)	—	(19.5)
Net loss	—	—	—	—	—	—	—	—	(26.8)	—	(26.8)	(0.3)	(27.1)
Other	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Balance as of June 30, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9

	Six Months Ended June 30, 2025 and 2024
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	386,650	—	—	—	—	31.7	—	—	31.7	—	31.7
Share repurchases	—	—	(7,249,349)	—	—	—	(115.3)	—	—	—	(115.3)	—	(115.3)
Exchangeable share conversions	—	—	86,056	—	(86,056)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	28.5	—	—	28.5	—	28.5
Currency translation adjustment	—	—	—	—	—	—	—	—	—	92.0	92.0	—	92.0
Net income (loss)	—	—	—	—	—	—	—	—	94.4	—	94.4	(1.2)	93.2
Other	—	—	—	—	—	—	(1.0)	(4.9)	—	—	(5.9)	—	(5.9)
Balance as of June 30, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6

Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	401,398	—	—	—	—	26.1	—	—	26.1	—	26.1
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	158,437	—	(158,437)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	28.7	—	—	28.7	—	28.7
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(55.5)	(55.5)	—	(55.5)
Net loss	—	—	—	—	—	—	—	—	(141.5)	—	(141.5)	(0.5)	(142.0)
Other	—	—	—	—	—	—	—	(4.1)	—	—	(4.1)	—	(4.1)
Balance as of June 30, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2025	2024
Operating activities
Net income (loss)	$93.2	$(142.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218.5	217.8
Non-cash interest expense	14.1	22.0
Non-cash operating lease expense	168.1	156.2
Income from unconsolidated affiliates	(20.9)	(15.0)
Return on investment from unconsolidated affiliates	18.0	16.0
Deferred income taxes	20.5	(44.2)
Stock-based compensation	31.7	26.1
Investment Agreement warrant expense	28.5	37.5
Impairment loss	15.0	—
Gain on financing arrangement	(215.1)	—
Loss on early extinguishment of debt	11.8	—
Changes in operating assets and liabilities
Accounts receivable	3.8	64.2
Prepaid expenses and other current assets	4.3	29.0
Other assets	(15.4)	(23.2)
Accounts payable	1.9	9.3
Accrued expenses	(9.3)	(89.0)
Income taxes	27.3	26.5
Operating lease liabilities	(158.6)	(145.5)
Other current and long-term liabilities	(34.6)	(90.3)
Other	17.3	26.3
Net cash provided by operating activities	220.1	81.7
Investing activities
Capital expenditures	(284.6)	(129.6)
Proceeds from sale of investments	17.8	—
Consideration paid for gaming licenses and other intangible assets	(20.1)	(17.2)
Other	14.4	0.7
Net cash used in investing activities	(272.5)	(146.1)

	For the six months ended June 30,
(in millions)	2025	2024
Financing activities
Proceeds from revolving credit facility	567.5	—
Repayments of revolving credit facility	(100.0)	—
Repurchases of convertible debt	(223.8)	—
Principal payments on long-term debt	(18.8)	(18.8)
Principal payments on financing obligations	(21.5)	(20.2)
Principal payments on finance leases	(26.7)	(24.8)
Repurchases of common stock	(115.3)	—
Payments on insurance financing	(16.8)	(17.5)
Indemnification payments	—	(30.5)
Other	(16.3)	(16.8)
Net cash provided by (used in) financing activities	28.3	(128.6)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	0.8	(0.9)
Change in cash, cash equivalents, and restricted cash	(23.3)	(193.9)
Cash, cash equivalents, and restricted cash at the beginning of the year	723.8	1,094.4
Cash, cash equivalents, and restricted cash at the end of the period	$700.5	$900.5

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$671.6	$877.6
Restricted cash included in Other current assets	27.7	21.7
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$700.5	$900.5

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$188.0	$212.4
Cash payments related to income taxes, net	$6.0	$0.9

Non-cash activities:
Accrued capital expenditures	$63.2	$33.5

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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
Food and beverage	$62.8	$54.9	$120.9	$108.4
Hotel	35.8	35.3	70.0	69.3
Other	2.2	2.7	3.8	5.4
Total complimentaries associated with gaming contracts	$100.8	$92.9	$194.7	$183.1
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, were $29.7 million for both periods ended June 30, 2025 and December 31, 2024, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered, (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn, (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (vi) outstanding chip liabilities, (vii) unclaimed jackpots, and (viii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $121.1 million and $151.4 million as of June 30, 2025 and December 31, 2024, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.

The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.
As of June 30, 2025 and December 31, 2024, our deferred revenue balance was $38.9 million and $42.6 million, respectively, the majority of which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. During the three and six months ended June 30, 2025, we recognized revenue of $1.1 million and $4.7 million, respectively, that was included in the December 31, 2024 deferred revenue balance. During the three and six months ended June 30, 2024, we recognized revenue of $3.3 million and $4.2 million, respectively, that was included in the December 31, 2023 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations and were $85.5 million and $112.3 million for the three months ended June 30, 2025 and 2024, respectively, and $185.4 million and $248.3 million for the six months ended June 30, 2025 and 2024, respectively. Advertising expense includes media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 8, “Commitments and Contingencies”) and other media placement costs.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $644.9 million and $568.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 billion and $1.2 billion for the six months ended June 30, 2025 and 2024, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). As of June 30, 2025, the company recorded a translation adjustment of $80.1 million which resulted in an increase to the goodwill balance within the Interactive segment. Revenues and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within our unaudited Consolidated Statements of Operations.
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
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. For both periods ended as of June 30, 2025 and December 31, 2024, the Company has recorded a liability of

$39.5 million for this agreement. Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. See Note 11, “Fair Value Measurements” for more information.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces optional relief for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606. The guidance allows entities to apply a practical expedient assuming current conditions persist over the asset’s life, and for certain non-public entities, to consider post-balance sheet cash collections when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods, with early adoption permitted. We are currently evaluating the impact of this guidance, and do not expect the new standard to have a material impact on our Consolidated Financial Statements.

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

	For the three months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$635.7	$224.9	$97.8	$263.9	$145.4	$—	$—	$1,367.7
Food and beverage	38.7	39.1	19.0	16.2	—	1.5	—	114.5
Hotel	13.9	27.0	15.6	9.7	—	—	—	66.2
Other	23.3	11.2	5.3	7.2	170.7	4.2	(5.3)	216.6
Total revenues	$711.6	$302.2	$137.7	$297.0	$316.1	$5.7	$(5.3)	$1,765.0

	For the three months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$624.0	$230.2	$94.5	$265.1	$118.5	$—	$—	$1,332.3
Food and beverage	35.9	33.4	19.5	15.2	—	1.3	—	105.3
Hotel	13.2	24.2	16.8	10.4	—	—	—	64.6
Other	23.2	10.4	4.5	7.4	114.1	4.6	(3.4)	160.8
Total revenues	$696.3	$298.2	$135.3	$298.1	$232.6	$5.9	$(3.4)	$1,663.0

	For the six months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,246.3	$445.6	$188.8	$516.2	$269.1	$—	$—	$2,666.0
Food and beverage	76.5	73.0	36.6	31.9	—	2.6	—	220.6
Hotel	25.8	51.1	32.4	17.8	—	—	—	127.1
Other	43.9	20.8	9.6	14.0	337.1	8.4	(10.0)	423.8
Total revenues	$1,392.5	$590.5	$267.4	$579.9	$606.2	$11.0	$(10.0)	$3,437.5

	For the six months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,240.4	$464.0	$186.1	$525.6	$174.5	$—	$—	$2,590.6
Food and beverage	72.7	65.6	37.1	30.5	—	2.4	—	208.3
Hotel	24.9	46.6	32.4	18.9	—	—	—	122.8
Other	43.0	20.5	8.5	14.3	265.8	9.5	(13.4)	348.2
Total revenues	$1,381.0	$596.7	$264.1	$589.3	$440.3	$11.9	$(13.4)	$3,269.9
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $137.9 million and $82.1 million for the three months ended June 30, 2025 and 2024, respectively, and $266.1 million and $198.7 million for the six months ended June 30, 2025 and 2024, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 5—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

(in millions)	June 30, 2025	December 31, 2024
Amended Credit Facilities:
Amended Revolving Credit Facility due 2027	$467.5	$—
Amended Term Loan A Facility due 2027	467.5	481.3
Amended Term Loan B Facility due 2029	970.0	975.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	106.7	330.5
Other long-term obligations	8.6	210.5
	2,820.3	2,797.3
Less: Current maturities of long-term debt	(38.2)	(38.2)
Less: Debt discounts	(2.8)	(3.1)
Less: Debt issuance costs	(18.1)	(23.5)
	$2,761.2	$2,732.5
The following is a schedule of future minimum repayments of long-term debt as of June 30, 2025 (in millions):

Years ending December 31:
2025 (excluding the six months ended June 30, 2025)	$18.8
2026	144.9
2027	1,304.5
2028	10.8
2029	1,335.8
Thereafter	5.5
Total minimum payments	$2,820.3
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the Master Leases, which are discussed in Note 6, “Leases”.
On February 15, 2024 (the “First Amendment Effective Date”), PENN entered into a First Amendment (the “First Amendment Agreement”) with its various lenders amending its Amended Credit Facilities. The First Amendment Agreement provided for certain adjustments, during a specified time period (“Covenant Relief Period”), in our calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). As of June 30, 2025, the Covenant Relief Period has concluded, and we are now required to maintain the specified financial ratios and satisfy the financial tests under the Amended Credit Facilities, as described above.
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.
As of June 30, 2025, the Company had $467.5 million drawn on the Amended Revolving Credit Facility. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $24.7 million, resulting in $507.8 million of available borrowing capacity under the Amended Revolving Credit Facility. As of August 6, 2025, the Company had $380.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $595.3 million in available borrowing capacity.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
On June 13, 2025, the Company entered into an agreement with certain holders of the Convertible Notes to repurchase $223.8 million aggregate principal amount of the Convertible Notes. As a result of the repurchases on June 20, 2025, the Company recorded a $11.8 million loss on the early extinguishment of debt for the three and six months ended June 30, 2025, which is included in “Loss on early extinguishment of debt” within our unaudited Consolidated Statements of Operations.
As of June 30, 2025 our Convertible Notes are scheduled to mature within the next 12 months. Although the stated maturity is within one year, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.
As of June 30, 2025 and December 31, 2024, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 5,928,661 as of June 30, 2025.
The Convertible Notes consisted of the following components:

(in millions)	June 30, 2025	December 31, 2024
Liability:
Principal	$106.7	$330.5
Unamortized debt issuance costs	(0.5)	(2.6)
Net carrying amount	$106.2	$327.9

Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest expense	$107.6	$122.3	$227.9	$242.9
Capitalized interest	(11.7)	(2.9)	(21.2)	(4.4)
Interest expense, net	$95.9	$119.4	$206.7	$238.5
The table below presents interest expense related to the Convertible Notes:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
Coupon interest	$1.7	$2.2	$4.0	$4.5
Amortization of debt issuance costs	0.4	0.5	0.8	0.9
Convertible Notes interest expense	$2.1	$2.7	$4.8	$5.4
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.3%. The remaining term of the Convertible Notes was 11 months as of June 30, 2025.
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
As of June 30, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligation
In February 2021, we entered into a third-party financing arrangement providing the Company with upfront and non-refundable cash proceeds of $72.5 million while permitting us to participate in future proceeds on certain claims for insurance coverage benefits from the Company’s insurers (the “Insurers”) for economic losses PENN sustained due to the COVID-19 pandemic. On May 7, 2025, the Superior Court of Pennsylvania (the “SCP”) issued a ruling on the Company’s appeal of a lower court’s summary judgement that found in favor of the Insurers, affirming the lower court’s ruling. As a result of the SCP’s ruling, the Company has determined that obligations under these claims are no longer probable. Accordingly, during the quarter ended March 31, 2025, we recognized a non-cash gain, which consists of the cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. The gain is recorded as “Gain on financing arrangement” within our unaudited Consolidated Statements of Operations for the six months ended June 30, 2025.
Prior to recognizing the non-cash gain, as described above, the financing obligation was classified as a non-current liability and had a $201.2 million balance as of December 31, 2024. Consistent with an obligor’s accounting under a debt instrument, period interest was accreted using an effective interest rate of 27.0% until the time that the claims and related obligations were resolved. The amount included in “Interest expense, net” related to this obligation was zero and $11.4 million for the three months ended June 30, 2025 and 2024, respectively, and $13.9 million and $22.0 million for the six months ended June 30, 2025 and 2024, respectively.

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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet (the “Joliet Project”), M Resort (the “M Resort Project”), Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon our request, up to $130.0 million for the Joliet Project, up to $150.0 million for the M Resort Project, and up to $70.0 million for the Columbus Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter. The Master

Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of August 6, 2025, the Company has requested and received the full $130.0 million in funding from GLPI for the Joliet Project expected to open on August 11, 2025. We have neither requested nor received any funding from GLPI for the Aurora Project, M Resort Project, or Columbus Project. We concluded that the GLPI funding received subsequent to June 30, 2025 constitutes a modification event under ASC Topic 842, “Leases,” (“ASC 842”) and are currently reassessing, remeasuring, and quantifying the impact of the modification to our unaudited Consolidated Financial Statements, which may be material. The modification event is expected to result in (i) a gain or loss recorded to our unaudited Consolidated Statements of Operations; and (ii) a revaluation of our ROU assets and corresponding lease liabilities on our unaudited Consolidated Balance Sheets.
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
We did not incur an annual escalator for the lease year ended April 30, 2025. The next annual escalator test date and Pinnacle Percentage Rent reset are both scheduled to occur on May 1, 2026.
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
The Margaritaville Percentage Rent reset on February 1, 2025 and will be effective until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2027. As a result of the Margaritaville Percentage Rent reset for the lease year ended January 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

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
We did not incur an annual escalator for the lease year ended May 31, 2025. The next annual escalator test date is scheduled to occur on June 1, 2026.
The Greektown Percentage Rent reset on June 1, 2025 and will be effective until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2027. As a result of the Greektown Percentage Rent reset for the lease year ended May 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025
Increase to the performance-based component of rent	$1.1
Operating ROU asset and lease liability recognized	$9.0
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
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of June 30, 2025:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2025 (excluding the six months ended June 30, 2025)	$313.4	$81.4	$83.3
2026	627.6	152.3	166.6
2027	622.9	147.0	166.6
2028	619.1	147.0	166.6
2029	598.6	146.9	166.7
Thereafter	2,744.8	3,127.0	3,663.2
Total lease payments	5,526.4	3,801.6	4,413.0
Less: Imputed interest	(1,685.9)	(1,712.0)	(2,047.6)
Present value of future lease payments	3,840.5	2,089.6	2,365.4
Less: Current portion of lease obligations	(343.4)	(52.1)	(44.6)
Long-term portion of lease obligations	$3,497.1	$2,037.5	$2,320.8
Total payments made under our Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
AR PENN Master Lease	$72.0	$70.9	$144.1	$141.9
2023 Master Lease	59.8	58.9	119.6	117.8
Pinnacle Master Lease	87.4	86.7	174.8	171.9
Margaritaville Lease	6.7	6.7	13.4	13.4
Greektown Lease	13.3	13.2	26.5	26.4
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$240.0	$237.2	$480.0	$473.0
Information related to lease term and discount rate was as follows:

	June 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	9.8 years	10.2 years
Finance leases	25.8 years	26.3 years
Financing obligations	26.1 years	26.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2025	2024	2025	2024
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$156.0	$154.9	$311.9	$309.7
Operating lease cost (1)	Primarily General and administrative	4.2	5.0	8.3	10.3
Short-term lease cost	Primarily Gaming expenses	25.5	23.0	49.3	45.8
Variable lease cost (1)	Primarily Gaming expenses	0.7	0.9	1.5	1.9
Total		$186.4	$183.8	$371.0	$367.7

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.5	$27.6	$55.1	$55.1
Amortization of ROU assets (2)	Depreciation and amortization	22.8	22.5	45.5	44.4
Total		$50.3	$50.1	$100.6	$99.5

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$37.0	$37.1	$74.2	$73.7
(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the six months ended June 30,
(in millions)	2025	2024
Non-cash lease activities:
Commencement of operating leases	$21.7	$2.7
Commencement of finance leases	$0.8	$63.0
Note 7—Income Taxes
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are recognized in the period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 54.4% and 28.0% for the three and six months ended June 30, 2025, respectively, compared to (91.0)% and 19.4% for the three and six months ended June 30, 2024, respectively. The change in the effective tax rate for the three and six months ended June 30, 2025, as compared to the prior-year periods, was primarily driven by: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation, (ii) non-deductible permanent items offset against tax credit utilization, (iii) state taxes, and (iv) changes to the valuation allowance. The Company excluded certain foreign losses from its worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of our earnings, and changes to our valuation allowance assessment. These and other factors, including the Company’s history and projections of pre-tax earnings, are considered in evaluating the realizability of deferred tax assets.
As of each reporting date, the Company evaluates all available positive and negative evidence in assessing the realizability of deferred tax assets, in accordance with ASC Topic 740, “Income Taxes.” (“ASC 740”) As of June 30, 2025, the Company continues to maintain a valuation allowance on deferred tax assets not considered “more likely than not” to be realized. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period the release is recorded. The timing and amount of any reversal will depend on actual earnings achieved in 2025 and projected future income levels.
As of June 30, 2025 and December 31, 2024, the Company had prepaid income taxes of $4.6 million and $31.9 million, respectively, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. Key business income tax provisions of the OBBB applicable to the Company include (i) reinstatement of immediate deduction for domestic research or experimental expenditures, (ii) extension of 100% accelerated tax bonus depreciation for qualifying depreciable assets, and (iii) restoration of the favorable EBITDA-based business interest expense limitation. The Company is currently evaluating the impact of the OBBB on its unaudited Consolidated Financial Statements, including potential effects on deferred tax assets and liabilities, valuation allowances, and its effective tax rate.
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
During the three and six months ended June 30, 2025, the Company recognized $37.5 million and $75.0 million of expense, respectively, related to the Sportsbook Agreement, and $14.3 million and $28.5 million, respectively, related to the Investment Agreement. For the three and six months ended June 30, 2024, the Company recognized $50.0 million and

$100.0 million of expense, respectively, related to the Sportsbook Agreement, and $18.8 million and $37.5 million, respectively, related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized in accordance with our policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.
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
We did not issue any Exchangeable Shares during the three months ended June 30, 2025 and 2024, or during the six months ended June 30, 2025. During the six months ended June 30, 2024, we issued 68,048 Exchangeable Shares. As of both periods ended June 30, 2025 and December 31, 2024, there were 768,441 Exchangeable Shares authorized, of which 380,478 shares and 466,534 shares were outstanding, respectively.
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
During the three and six months ended June 30, 2025, respectively, the Company repurchased 5,835,467 and 7,249,349 shares of its common stock in open market transactions for $90.3 million and $115.3 million at an average price of $15.47 and $15.90 per share. No shares of the Company’s common stock were repurchased during the three and six months ended June 30, 2024.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
As of August 6, 2025, the remaining availability under our December 2022 Authorization was $634.4 million.
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
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares.

On June 17, 2025, upon the recommendation of the Company’s Board of Directors, shareholders approved a second amendment to the 2022 Plan (as amended, the “2022 Plan – Second Amendment”). Among other changes, this amendment increased the total number of shares reserved for issuance to 22,067,275 shares. For purposes of determining the number of shares available for issuance under the 2022 Plan – Second Amendment, stock options, restricted stock, and all other equity settled awards count against the 22,067,275 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of June 30, 2025, there are 8,452,398 shares available for future grants under the 2022 Plan – Second Amendment.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company granted 1,254,323 and 1,317,269 restricted units with performance-based vesting conditions, at target, during the three and six months ended June 30, 2025 and 2024, respectively. The restricted performance units were granted under the 2022 Amended Plan, and each grant consists of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals and remain subject to vesting for the full three-year service period.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized stock-based compensation expense of $16.1 million and $14.2 million for the three months ended June 30, 2025 and 2024, respectively, and $31.7 million and $26.1 million for the six months ended June 30, 2025 and 2024, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Note 10—Earnings (Loss) per Share
We recorded a net loss attributable to PENN for both of the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2024. As such, the dilution from potential common shares was anti-dilutive, and therefore, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future, that were not included in the computation of diluted loss per share, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2024
Assumed conversion of dilutive stock options	—	—	0.1
Assumed conversion of dilutive restricted stock	0.5	0.2	0.2
Assumed conversion of convertible debt	13.0	14.1	14.1

For the six months ended June 30, 2025, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the six months ended June 30, 2025. There are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations for the periods in which we recorded a net loss.

For the six months ended June 30,
(in millions)	2025
Weighted-average common shares outstanding	150.6
Assumed conversion of:
Dilutive stock options	—
Dilutive restricted stock	0.5
Convertible debt (1)	13.6
Weighted-average common shares outstanding - Diluted	164.7
(1)See Note 5, “Long-Term Debt” for details regarding the repurchases of the Convertible Notes.
Restricted stock with performance and market based vesting conditions that have not been met as of June 30, 2025 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants issued under the terms of the Investment Agreement on August 8, 2023 as described in Note 8, “Commitments and Contingencies.”
Anti-dilutive options and warrants to purchase 37.0 million shares were outstanding for both the three and six months ended June 30, 2025, and 36.0 million for both the three and six months ended June 30, 2024.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 9, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(17.4)	$(26.8)	$94.4	$(141.5)
Weighted-average shares outstanding — PENN Entertainment, Inc.	148.6	151.6	150.2	151.5
Weighted-average shares outstanding — Exchangeable Shares	0.4	0.5	0.4	0.5
Weighted-average common shares outstanding — basic	149.0	152.1	150.6	152.0
Basic earnings (loss) per share	$(0.12)	$(0.18)	$0.63	$(0.93)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(17.4)	$(26.8)	$94.4	$(141.5)
Interest expense, net of tax (1):
Convertible Notes	—	—	3.1	—
Diluted income (loss) applicable to common stock	$(17.4)	$(26.8)	$97.5	$(141.5)
Weighted-average common shares outstanding — diluted	149.0	152.1	164.7	152.0
Diluted earnings (loss) per share	$(0.12)	$(0.18)	$0.59	$(0.93)
(1)The tax-affected rate was 21% for the six months ended June 30, 2025.

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
Other long-term obligations as of June 30, 2025 and December 31, 2024 included the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the Lawrenceburg repayment obligation is estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and is classified as a Level 2 measurement.
As discussed in Note 5, “Long-Term Debt,” other long-term obligations as of December 31, 2024 included a third-party financing arrangement entered into in February 2021. This financing arrangement provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation was classified as a Level 3 measurement and as of December 31, 2024 was included within our Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discounts, and debt issuance costs.”
Other Liabilities
As of June 30, 2025 and December 31, 2024, other liabilities included a contingent purchase price liability related to Plainridge Park Casino, calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of June 30, 2025, we were contractually obligated to make one additional annual payment. The fair value of this liability was estimated based on an income approach using a discounted cash flow model. This contingent purchase price liability is classified as a Level 3 measurement and is included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities.”
Additionally, as of both periods ended June 30, 2025 and December 31, 2024, other liabilities include a $39.5 million tax indemnification, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of June 30, 2025 and December 31, 2024.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:(1)
Cash and cash equivalents	$671.6	$671.6	$671.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,888.9	$1,902.7	$—	$1,902.7	$—
5.625% Notes	$399.8	$398.5	$—	$398.5	$—
4.125% Notes	$395.9	$368.0	$—	$368.0	$—
Convertible Notes	$106.2	$111.1	$—	$111.1	$—
Other long-term obligations	$8.6	$7.6	$—	$7.6	$—
Other liabilities	$44.7	$44.7	$—	$2.7	$42.0

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$706.6	$706.6	$706.6	$—	$—
Equity securities	$10.6	$10.6	$10.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,437.0	$1,453.9	$—	$1,453.9	$—
5.625% Notes	$399.8	$393.0	$—	$393.0	$—
4.125% Notes	$395.5	$356.0	$—	$356.0	$—
Convertible Notes	$327.9	$355.7	$—	$355.7	$—
Other long-term obligations	$210.5	$209.3	$—	$8.1	$201.2
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9
(1)During the three months ended June 30, 2025, the Company sold its equity securities for $12.0 million and recognized a gain of $0.6 million.

The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2025	$274.6
Interest (1)	13.9
Included in income and other comprehensive income (1)	(215.0)
Balance as of June 30, 2025	$73.5
(1)Primarily relates to the interest expense and non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of June 30, 2025:

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
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer and President. Segment Adjusted EBITDAR (as defined below) is our measure of segment profit or loss for each segment and is utilized by the CODM as follows:
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
•to determine various capital allocation initiatives such as mergers and acquisitions, share repurchases, and delevering.
The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net income (loss).

	For the three months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$711.6	$302.2	$137.7	$297.0	$316.1	$5.7	$(5.3)	$1,765.0
Less:
Gaming taxes	(290.4)	(65.8)	(25.4)	(78.8)	(184.5)
Compensation and benefits	(103.6)	(59.6)	(31.1)	(44.7)	(37.6)
Media and advertising (3)					(73.5)
Other segment items (4)	(108.1)	(72.0)	(27.7)	(51.7)	(82.5)
Segment Adjusted EBITDAR (5)	$209.5	$104.8	$53.5	$121.8	$(62.0)			$427.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(35.5)
Rent expense associated with triple net operating leases (7)	(156.0)
Stock-based compensation	(16.1)
Cash-settled stock-based awards variance	3.1
Loss on disposal of assets	(0.1)
Pre-opening expenses	(4.4)
Depreciation and amortization	(110.5)
Impairment loss (8)	(15.0)
Non-operating items of equity method investments (9)	(1.1)
Interest expense, net	(95.9)
Interest income	2.1
Loss on early extinguishment of debt	(11.8)
Other (10)	1.7
Loss before income taxes	(11.9)
Income tax expense	(6.4)
Net loss	$(18.3)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $137.9 million for the three months ended June 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $37.5 million related to the Sportsbook Agreement and $14.3 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(5)We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (9) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $38.7 million for the three months ended June 30, 2025, which is inclusive of $9.4 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to an impairment charge in our Midwest segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items.

	For the three months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$696.3	$298.2	$135.3	$298.1	$232.6	$5.9	$(3.4)	$1,663.0
Less:
Gaming taxes	(285.0)	(66.9)	(23.9)	(78.9)	(113.9)
Compensation and benefits	(103.0)	(54.1)	(31.5)	(43.4)	(41.3)
Media and advertising (3)					(100.1)
Other segment items (4)	(103.6)	(65.8)	(29.3)	(45.9)	(80.1)
Segment Adjusted EBITDAR (5)	$204.7	$111.4	$50.6	$129.9	$(102.8)			$393.8

Other operating benefits (costs) and other income (expenses):
Other category (6)	(26.8)
Rent expense associated with triple net operating leases (7)	(154.9)
Stock-based compensation	(14.2)
Cash-settled stock-based awards variance	3.1
Loss on disposal of assets	(9.1)
Depreciation and amortization	(109.1)
Insurance recoveries, net of deductible charges	2.7
Non-operating items of equity method investments (8)	(1.0)
Interest expense, net	(119.4)
Interest income	5.8
Other (9)	(1.2)
Loss before income taxes	(30.3)
Income tax benefit	3.2
Net loss	$(27.1)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $82.1 million for the three months ended June 30, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $50.0 million related to the Sportsbook Agreement and $18.8 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(5)We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (8) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $24.5 million for the three months ended June 30, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Primarily relates to unrealized losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items.

	For the six months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$1,392.5	$590.5	$267.4	$579.9	$606.2	$11.0	$(10.0)	$3,437.5
Less:
Gaming taxes	(569.9)	(129.2)	(49.1)	(153.5)	(353.1)
Compensation and benefits	(207.1)	(116.4)	(62.4)	(88.8)	(74.3)
Media and advertising (3)					(162.0)
Other segment items (4)	(211.8)	(136.8)	(56.7)	(102.0)	(167.8)
Segment Adjusted EBITDAR (5)	$403.7	$208.1	$99.2	$235.6	$(151.0)			$795.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(74.3)
Rent expense associated with triple net operating leases (7)	(311.9)
Stock-based compensation	(31.7)
Cash-settled stock-based awards variance	6.3
Loss on disposal of assets	(0.3)
Pre-opening expenses	(4.9)
Depreciation and amortization	(218.5)
Impairment loss (8)	(15.0)
Non-operating items of equity method investments (9)	(2.2)
Interest expense, net	(206.7)
Interest income	5.3
Gain on financing arrangement (10)	215.1
Loss on early extinguishment of debt	(11.8)
Other (11)	2.3
Income before income taxes	147.3
Income tax expense	(54.1)
Net income	$93.2
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $266.1 million for the six months ended June 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

(3)Includes advertising expenses of $75.0 million related to the Sportsbook Agreement and $28.5 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(5)We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (9) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $74.7 million for the six months ended June 30, 2025, which is inclusive of $17.1 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to an impairment charge in our Midwest segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”
(11)Primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items.

	For the six months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$1,381.0	$596.7	$264.1	$589.3	$440.3	$11.9	$(13.4)	$3,269.9
Less:
Gaming taxes	(559.9)	(133.0)	(47.9)	(156.3)	(263.5)
Compensation and benefits	(207.2)	(110.5)	(61.2)	(86.4)	(93.6)
Media and advertising (3)					(222.9)
Other segment items (4)	(206.6)	(128.3)	(58.5)	(99.7)	(159.1)
Segment Adjusted EBITDAR (5)	$407.3	$224.9	$96.5	$246.9	$(298.8)			$676.8

Other operating benefits (costs) and other income (expenses):
Other category (6)	(53.6)
Rent expense associated with triple net operating leases (7)	(309.7)
Stock-based compensation	(26.1)
Cash-settled stock-based awards variance	11.1
Loss on disposal of assets	(8.9)
Depreciation and amortization	(217.8)
Insurance recoveries, net of deductible charges	2.7
Non-operating items of equity method investments (8)	(2.1)
Interest expense, net	(238.5)
Interest income	12.9
Other (9)	(4.6)
Loss before income taxes	(157.8)
Income tax benefit	15.8
Net loss	$(142.0)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $198.7 million for the six months ended June 30, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $100.0 million related to the Sportsbook Agreement and $37.5 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(5)We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (8) below) added back for our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead expenses of $49.4 million for the six months ended June 30, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Primarily relates to unrealized losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items.
The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
Capital expenditures:
Northeast segment	$31.4	$13.3	$44.9	$18.9
South segment	17.1	23.6	30.8	35.4
West segment	42.8	11.4	83.3	12.9
Midwest segment	64.5	38.2	116.2	57.4
Interactive segment	0.1	0.3	3.7	1.0
Other	3.5	1.4	5.7	4.0
Total capital expenditures	$159.4	$88.2	$284.6	$129.6
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of June 30, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$79.9	$—	$2.4	$82.4
Total assets	$1,807.9	$1,310.8	$539.0	$1,575.8	$2,400.9	$7,572.3	$15,206.7

Balance sheet as of December 31, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.9	$—	$5.2	$86.2
Total assets	$1,808.1	$1,301.7	$453.2	$1,503.7	$2,385.6	$7,809.4	$15,261.7
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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of the date of this filing, PENN operated in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting, and iCasino offerings under well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. PENN’s ability to leverage its partnership with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”), the “worldwide leader in sports,” and its ownership of theScore®, the top digital sports media brand in Canada, is central to the Company’s highly differentiated strategy to expand its footprint and efficiently grow its customer ecosystem. PENN’s focus on organic cross-sell opportunities is reinforced by its market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio (PENN Game Studios). The Company’s portfolio is further bolstered by its industry-leading PENN Play™ customer loyalty program, offering its over 32 million members a unique set of rewards and experiences.
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
Recent Development Projects
On October 10, 2022, the Company announced its intent to pursue four new development projects, including the land-based relocations of Hollywood Casino Joliet (“Joliet”) and Hollywood Casino Aurora (“Aurora”), a second hotel tower at M Resort Spa Casino (“M Resort”), and a new hotel at Hollywood Casino Columbus (“Columbus”).
Subsequently, on February 21, 2023, as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into a master development agreement (the “Master Development Agreement”) related to these development projects.
The Master Development Agreement provides that GLPI will fund (i) up to $225.0 million for the anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) upon our request, up to $130.0 million for the anticipated relocation of our riverboat casino and related developments with respect to Joliet (the “Joliet Project”), up to $150.0 million for the anticipated second hotel tower at M Resort (the “M Resort Project”), up to $70.0 million for the anticipated new hotel tower at Columbus (the “Columbus Project” and together with Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”), all within accordance with certain terms and conditions set forth in the Master Development Agreement. GLPI has committed up to $225.0 million in funding for the Aurora Project at a 7.75% cap rate, which we are required to draw and the funding will be structured as rent under the 2023 Master Lease (as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements). Rent within the 2023 Master Lease will increase by a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. These funding obligations of GLPI expire on January 1, 2026. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of August 6, 2025, the Company has requested and received the full $130.0 million in funding from GLPI for the Joliet Project expected to open on August 11, 2025. We have neither requested nor received any funding from GLPI for the Aurora Project, M Resort Project, or Columbus Project.

The Joliet Project to relocate its riverboat casino operations to a new, state-of-the-art land-based facility is expected to open on August 11, 2025. The best-in-class property will feature approximately 1,000 slots and 43 live table games, including high-limit slots and table games, a baccarat room, and an ESPN BET sportsbook. Its unique bars and restaurants include Sorellina by Giada De Laurentiis and Boulevard Food & Drink Hall. Additional features of the new property include an approximately 10,000 square foot, all-ages event center with meeting areas, and approximately 1,330 parking spaces.
The Aurora Project to relocate its riverboat casino operations to a new, state-of-the-art land-based facility is expected to open in the first half of 2026. The land-based casino will feature roughly 1,200 gaming positions, approximately 220 guest rooms, a retail sportsbook, outdoor entertainment area, full-service spa, high-quality bars and restaurants, an approximately 12,000 square foot event center with meeting areas, and approximately 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora, and up to $50.0 million of the project will be funded by the city through a new bond issuance. As of August 6, 2025, the Company has received $13.8 million from the City of Aurora for the Aurora Project.
The second hotel tower at M Resort is expected to open in the first half of 2026. The M Resort Project is expected to add 384 rooms to the Company’s property south of the Las Vegas Strip, bringing its total to 774 rooms and suites. Along with the rooms, there will be expanded meetings space, updated amenities, and additional local partnerships.
The new, state-of-the-art hotel at Columbus is expected to open in the first half of 2026. The hotel is expected to include 180 rooms, meeting space, an additional restaurant, and local partnerships and amenities.
On April 24, 2025, the Company announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, state-of-the-art land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing ESPN BET sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to take 18-24 months to complete following the design and permitting approval process. GLPI has committed to finance up to $150.0 million at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
Strategic Overview
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. Our ownership of theScore’s proprietary technology and our partnership with ESPN reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment.
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
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Shake Shack Inc., The Kroger Company, Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, our strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our partnership with ESPN), should enable us to acquire new customers, expand our player database, and provide additional revenue streams that enhance our omnichannel strategy.

The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the three and six months ended June 30, 2025 and 2024” section below for discussions on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our online offerings from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by actual or perceived weakened general economic conditions, such as recessions, inflation, rising interest rate environments, tight credit conditions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, global hostilities, political or social unrest, and the effects of pandemics. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions, and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% and 85% of our gaming revenue for each of the six months ended June 30, 2025 and 2024) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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

RESULTS OF OPERATIONS
The following table highlights our revenues, net income (loss), and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net income (loss) to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA and Adjusted EBITDAR; as well as a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR.

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenues:
Northeast segment	$711.6	$696.3	$1,392.5	$1,381.0
South segment	302.2	298.2	590.5	596.7
West segment	137.7	135.3	267.4	264.1
Midwest segment	297.0	298.1	579.9	589.3
Interactive segment	316.1	232.6	606.2	440.3
Other (1)	5.7	5.9	11.0	11.9
Intersegment eliminations (2)	(5.3)	(3.4)	(10.0)	(13.4)
Total	$1,765.0	$1,663.0	$3,437.5	$3,269.9

Net income (loss)	$(18.3)	$(27.1)	$93.2	$(142.0)

Segment Adjusted EBITDAR(3):
Northeast segment	$209.5	$204.7	$403.7	$407.3
South segment	104.8	111.4	208.1	224.9
West segment	53.5	50.6	99.2	96.5
Midwest segment	121.8	129.9	235.6	246.9
Interactive segment	(62.0)	(102.8)	(151.0)	(298.8)
Other (1)	(35.5)	(26.8)	(74.3)	(53.6)
Total Adjusted EBITDAR(4)	392.1	367.0	721.3	623.2
Rent expense associated with triple net operating leases (5)	(156.0)	(154.9)	(311.9)	(309.7)
Adjusted EBITDA	$236.1	$212.1	$409.4	$313.5
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interest in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Corporate overhead was $38.7 million and $24.5 million for the three months ended June 30, 2025 and 2024, respectively, and $74.7 million and $49.4 million for the six months ended June 30, 2025 and 2024, respectively. Corporate overhead for the three and six months ended June 30, 2025 include $9.4 million and $17.1 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within the “Non-GAAP Financial Measures” section below, Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric.
(5)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.

Consolidated comparison of the three and six months ended June 30, 2025 and 2024
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$1,367.7	$1,332.3	$35.4	2.7%	$2,666.0	$2,590.6	$75.4	2.9%
Food, beverage, hotel, and other	397.3	330.7	66.6	20.1%	771.5	679.3	92.2	13.6%
Total revenues	$1,765.0	$1,663.0	$102.0	6.1%	$3,437.5	$3,269.9	$167.6	5.1%
Gaming revenues for the three and six months ended June 30, 2025 increased by $35.4 million and $75.4 million, respectively, compared to the corresponding prior year periods, primarily due to an increase in online gaming revenues at our Interactive segment. The increase in online gaming revenues within our Interactive segment was due to iCasino and online sports betting growth driven by ongoing product enhancements and decreased promotional expense related to ESPN BET. At our retail properties, increases in gaming revenues at our Northeast and West segments were offset by decreases in gaming revenues within our South and Midwest segments as new supply continues to impact visitation.

Food, beverage, hotel, and other revenues for the three and six months ended June 30, 2025 increased by $66.6 million and $92.2 million, respectively, compared to the corresponding prior year periods. For the three and six months ended June 30, 2025, the increase was primarily due to gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $55.8 million and $67.4 million, respectively, compared to the prior year periods.
See “Segment comparison of the three and six months ended June 30, 2025 and 2024” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Operating expenses
Gaming	$869.7	$871.1	$(1.4)	(0.2)%	$1,723.5	$1,750.6	$(27.1)	(1.5)%
Food, beverage, hotel, and other	282.0	219.6	62.4	28.4%	546.9	470.8	76.1	16.2%
General and administrative	410.3	388.7	21.6	5.6%	813.3	777.6	35.7	4.6%
Depreciation and amortization	110.5	109.1	1.4	1.3%	218.5	217.8	0.7	0.3%
Impairment loss	15.0	—	15.0	N/M	15.0	—	15.0	N/M
Total operating expenses	$1,687.5	$1,588.5	$99.0	6.2%	$3,317.2	$3,216.8	$100.4	3.1%
N/M - Not meaningful
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three and six months ended June 30, 2025 decreased by $1.4 million and $27.1 million, respectively, compared to the corresponding prior year periods. We generated additional marketing expenses to support our initial launch of ESPN BET within our Interactive segment during the corresponding prior year periods. For the three and six months ended June 30, 2025, the decrease was partially offset by an increase in gaming taxes due to increased online gaming revenue at our Interactive segment as discussed above. Additionally, in the current year periods, gaming expenses increased at our retail properties within our Northeast and West segments due to an increase in gaming revenues.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and six months ended June 30, 2025 increased $62.4 million and $76.1 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.

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
For the three and six months ended June 30, 2025, general and administrative expenses increased by $21.6 million and $35.7 million, respectively, compared to the corresponding prior year periods. The increase is primarily due to legal and advisory costs related to activist activity incurred in connection with our 2025 annual meeting of shareholders of $9.4 million and $17.1 million, respectively, as well as increases in pre-opening expenses for the PENN Development Projects, and stock-based compensation.
Impairment loss for both the three and six months ended June 30, 2025 relates to an impairment charge of $15.0 million at our ACB property on its trademark. As a result of the strategic decision to rebrand ACB, the Company reassessed the indefinite-lived classification of the ACB trademark and concluded the trademark is no longer considered to have an indefinite useful life. The Company performed a quantitative impairment test, then assigned the remaining carrying amount a finite useful life of approximately 2.5 years.
The interim assessment for impairment resulted in a non-cash impairment charge of $15.0 million, reflecting the decline in the trademark’s fair value. The primary driver of the impairment was a reduction in the projected revenues attributable to the ACB trademark compared to its prior valuation.
There were no impairment losses for the three and six months ended June 30, 2024.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Other income (expenses)
Interest expense, net	$(95.9)	$(119.4)	$23.5	(19.7)%	$(206.7)	$(238.5)	$31.8	(13.3)%
Interest income	$2.1	$5.8	$(3.7)	(63.8)%	$5.3	$12.9	$(7.6)	(58.9)%
Income from unconsolidated affiliates	$13.3	$7.8	$5.5	70.5%	$20.9	$15.0	$5.9	39.3%
Gain on financing arrangement	$—	$—	$—	N/M	$215.1	$—	$215.1	N/M
Loss on early extinguishment of debt	$(11.8)	$—	$(11.8)	N/M	$(11.8)	$—	$(11.8)	N/M
Other	$2.9	$1.0	$1.9	N/M	$4.2	$(0.3)	$4.5	N/M
Income tax benefit (expense)	$(6.4)	$3.2	$(9.6)	N/M	$(54.1)	$15.8	$(69.9)	N/M
N/M - Not meaningful
Interest expense, net decreased by $23.5 million and $31.8 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding prior year periods, primarily due to an increase in capitalized interest related to the PENN Development Projects. Additionally, the prior year periods and the first quarter of 2025 included interest expense related to the Company’s financing arrangement, which is described in further detail below in “Gain on financing arrangement.”
Interest income decreased by $3.7 million and $7.6 million for the three and six months ended June 30, 2025, respectively, compared to the corresponding prior year periods, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates primarily to our investment in Kansas Entertainment and Freehold Raceway joint ventures. Operations at Freehold Raceway ceased on December 28, 2024. The change in income from the corresponding prior year periods is due to fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on financing arrangement relates to a $215.1 million non-cash gain on a financing arrangement that we entered into in February 2021 with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. As discussed in Note 5, “Long-Term Debt,” during the first quarter of 2025, the Company determined that obligations under these claims are no longer probable and therefore recognized a non-cash gain related to this obligation comprised of cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest.
Loss on early extinguishment of debt relates to the repurchases of the 2.75% convertible notes due 2026 (the “Convertible Notes”). See Note 5, “Long-Term Debt,” to our unaudited Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items. The equity securities were sold during the quarter ended June 30, 2025.
Income tax expense was $6.4 million as compared to a benefit of $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and expense of $54.1 million as compared to a benefit of $15.8 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 54.4% and 28.0% for the three and six months ended June 30, 2025, respectively. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three and six months ended June 30, 2025, as compared to the corresponding prior periods was primarily due to (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation, (ii) non-deductible permanent items offset against tax credit utilization, (iii) state taxes, and (iv) changes to the valuation allowance. See Note 7, “Income Taxes” to our unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
On January 16, 2025, the Indiana Supreme Court listened to oral arguments between the Company and the Indiana Department of State Revenue on notices of proposed assessments for tax years 2015 through 2017. The Company believes that it is reasonably possible that its current unrecognized tax reserve may change within the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. Key business income tax provisions of the OBBB applicable to the Company include (i) reinstatement of immediate deduction for domestic research or experimental expenditures, (ii) extension of 100% accelerated tax bonus depreciation for qualifying depreciable assets, and (iii) restoration of the favorable EBITDA-based business interest expense limitation. These provisions are expected to reduce the Company’s estimated cash tax liability for the year ending December 31, 2025. We are currently assessing the provisions' potential impact on our broader financial results and tax strategy.

Segment comparison of the three and six months ended June 30, 2025 and 2024
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$635.7	$624.0	$11.7	1.9%	$1,246.3	$1,240.4	$5.9	0.5%
Food, beverage, hotel, and other	75.9	72.3	3.6	5.0%	146.2	140.6	5.6	4.0%
Total revenues	$711.6	$696.3	$15.3	2.2%	$1,392.5	$1,381.0	$11.5	0.8%

Adjusted EBITDAR	$209.5	$204.7	$4.8	2.3%	$403.7	$407.3	$(3.6)	(0.9)%
Adjusted EBITDAR margin	29.4%	29.4%		0 bps	29.0%	29.5%		-50 bps
The Northeast segment’s revenues for the three and six months ended June 30, 2025 increased $15.3 million and $11.5 million, respectively, primarily due to an increase in gaming revenues, particularly slots revenues. The increase in food and beverage revenues for the three and six months ended June 30, 2025 was driven by increases in visitation and spend per visit, primarily at the Northeast segment properties not impacted by new supply.

For the three and six months ended June 30, 2025, the Northeast segment’s Adjusted EBITDAR increased $4.8 million and decreased $3.6 million, respectively, and Adjusted EBITDAR margins remained consistent with prior periods.
South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$224.9	$230.2	$(5.3)	(2.3)%	$445.6	$464.0	$(18.4)	(4.0)%
Food, beverage, hotel, and other	77.3	68.0	9.3	13.7%	144.9	132.7	12.2	9.2%
Total revenues	$302.2	$298.2	$4.0	1.3%	$590.5	$596.7	$(6.2)	(1.0)%

Adjusted EBITDAR	$104.8	$111.4	$(6.6)	(5.9)%	$208.1	$224.9	$(16.8)	(7.5)%
Adjusted EBITDAR margin	34.7%	37.4%		-270 bps	35.2%	37.7%		-250 bps
The South segment’s revenues for the three months ended June 30, 2025 increased by $4.0 million, compared to the prior year period, primarily due to an increase in visitation at the South segment’s properties’ hotels, partially offset by a decrease in gaming revenues at the South segment properties impacted by new supply.
The South segment’s revenues for the six months ended June 30, 2025 decreased by $6.2 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition negatively impacted several of our properties, partially offset by an increase in food, beverage, hotel, and other revenues.
For the three and six months ended June 30, 2025, the South segment’s Adjusted EBITDAR decreased $6.6 million and $16.8 million, respectively, and Adjusted EBITDAR margin decreased to 34.7% and 35.2%, respectively, primarily due to the decreases in gaming revenues discussed above, and increased labor costs.

West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$97.8	$94.5	$3.3	3.5%	$188.8	$186.1	$2.7	1.5%
Food, beverage, hotel, and other	39.9	40.8	(0.9)	(2.2)%	78.6	78.0	0.6	0.8%
Total revenues	$137.7	$135.3	$2.4	1.8%	$267.4	$264.1	$3.3	1.2%

Adjusted EBITDAR	$53.5	$50.6	$2.9	5.7%	$99.2	$96.5	$2.7	2.8%
Adjusted EBITDAR margin	38.9%	37.4%		150 bps	37.1%	36.5%		60 bps
The West segment’s revenues for the three months ended June 30, 2025 increased by $2.4 million, compared to the prior year period, primarily due to increased gaming revenues, partially offset by a decrease in food, beverage, hotel, and other revenues.
The West segment’s revenues for the six months ended June 30, 2025 increased by $3.3 million, compared to the prior year period, primarily due to increased gaming revenues as well as increased visitation at the West segment’s properties’ hotels.
For the three and six months ended June 30, 2025, the West segment’s Adjusted EBITDAR increased $2.9 million and $2.7 million, respectively, and Adjusted EBITDAR margin increased to 38.9% and 37.1%, respectively, primarily due to the increases in gaming revenues discussed above.
Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$263.9	$265.1	$(1.2)	(0.5)%	$516.2	$525.6	$(9.4)	(1.8)%
Food, beverage, hotel, and other	33.1	33.0	0.1	0.3%	63.7	63.7	—	—%
Total revenues	$297.0	$298.1	$(1.1)	(0.4)%	$579.9	$589.3	$(9.4)	(1.6)%

Adjusted EBITDAR	$121.8	$129.9	$(8.1)	(6.2)%	$235.6	$246.9	$(11.3)	(4.6)%
Adjusted EBITDAR margin	41.0%	43.6%		-260 bps	40.6%	41.9%		-130 bps
The Midwest segment’s revenues for the three and six months ended June 30, 2025 decreased by $1.1 million and $9.4 million, respectively, compared to the corresponding prior year periods, primarily due to a decrease in gaming revenues as increased competition negatively impacted visitation at several of our properties. Severe weather events in the first quarter of 2025 also contributed to the decrease in visitation during the six months ended June 30, 2025.
For the three and six months ended June 30, 2025, the Midwest segment’s Adjusted EBITDAR decreased $8.1 million and $11.3 million, respectively, and Adjusted EBITDAR margin decreased to 41.0% and 40.6%, respectively, primarily due to the decreases in gaming revenues discussed above, and increased labor costs.

Interactive Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$145.4	$118.5	$26.9	22.7%	$269.1	$174.5	$94.6	54.2%
Food, beverage, hotel, and other (1)	170.7	114.1	56.6	49.6%	337.1	265.8	71.3	26.8%
Total revenues	$316.1	$232.6	$83.5	35.9%	$606.2	$440.3	$165.9	37.7%

Adjusted EBITDA	$(62.0)	$(102.8)	$40.8	(39.7)%	$(151.0)	$(298.8)	$147.8	(49.5)%
Adjusted EBITDA margin	(19.6)%	(44.2)%		N/M	(24.9)%	(67.9)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three and six months ended June 30, 2025 increased by $83.5 million and $165.9 million, respectively, compared to the corresponding prior year periods, primarily due to an increase in gaming revenues and other revenues. Gaming revenues were positively impacted by iCasino and online sports betting growth driven by ongoing product enhancements and a decrease in promotional spend. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $137.9 million and $82.1 million for the three months ended June 30, 2025 and 2024, respectively, and $266.1 million and $198.7 million for the six months ended June 30, 2025 and 2024, respectively.
For the three and six months ended June 30, 2025, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the increase in gaming revenues and decrease in marketing expense, as discussed above.
Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Food, beverage, hotel, and other	$5.7	$5.9	$(0.2)	(3.4)%	$11.0	$11.9	$(0.9)	(7.6)%
Total revenues	$5.7	$5.9	$(0.2)	(3.4)%	$11.0	$11.9	$(0.9)	(7.6)%

Adjusted EBITDAR	$(35.5)	$(26.8)	$(8.7)	32.5%	$(74.3)	$(53.6)	$(20.7)	38.6%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead expenses, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three and six months ended June 30, 2025 decreased slightly compared to the prior year periods, primarily due to fluctuations in racing revenues. Corporate overhead expenses were $38.7 million and $24.5 million for the three months ended June 30, 2025 and 2024, respectively, and $74.7 million and $49.4 million for the six months ended June 30, 2025 and 2024, respectively. Corporate overhead expenses for the three and six months ended June 30, 2025 include $9.4 million and $17.1 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
Changes in Adjusted EBITDAR for the three and six months ended June 30, 2025 primarily relate to increased general and administrative costs, inclusive of the $9.4 million and $17.1 million, respectively, of legal and advisory costs as described above.

Reportable Segment Measures
Segment Adjusted EBITDAR is our measure of profit or loss for our reportable segments and underlying operating segments. We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR excludes rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Segment Adjusted EBITDAR is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net, and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Segment Adjusted EBITDAR margin is Segment Adjusted EBITDAR divided by related segment revenues.
Non-GAAP Financial Measures
Use and Definitions
In addition to GAAP financial measures, management uses Adjusted EBITDA and Adjusted EBITDAR as non-GAAP financial measures. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. Each of these non-GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance among different companies.
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; loss on disposal of business; non-cash gains/losses associated with REIT transactions; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations.
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
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2025	2024	2025	2024
Net income (loss)	$(18.3)	$(27.1)	$93.2	$(142.0)
Income tax (benefit) expense	6.4	(3.2)	54.1	(15.8)
Interest expense, net	95.9	119.4	206.7	238.5
Interest income	(2.1)	(5.8)	(5.3)	(12.9)
Income from unconsolidated affiliates	(13.3)	(7.8)	(20.9)	(15.0)
Gain on financing arrangement	—	—	(215.1)	—
Loss on early extinguishment of debt	11.8	—	11.8	—
Other (income) expenses	(2.9)	(1.0)	(4.2)	0.3
Operating income	77.5	74.5	120.3	53.1
Stock-based compensation (1)	16.1	14.2	31.7	26.1
Cash-settled stock-based award variance (1)(2)	(3.1)	(3.1)	(6.3)	(11.1)
Loss on disposal of assets (1)	0.1	9.1	0.3	8.9
Pre-opening expenses (1)	4.4	—	4.9	—
Depreciation and amortization	110.5	109.1	218.5	217.8
Impairment loss (3)	15.0	—	15.0	—
Insurance recoveries, net of deductible charges (1)	—	(2.7)	—	(2.7)
Income from unconsolidated affiliates	13.3	7.8	20.9	15.0
Non-operating items of equity method investments (4)	1.1	1.0	2.2	2.1
Other expenses (1)(5)	1.2	2.2	1.9	4.3
Adjusted EBITDA	236.1	212.1	409.4	313.5
Rent expense associated with triple net operating leases (1)	156.0	154.9	311.9	309.7
Adjusted EBITDAR	$392.1	$367.0	$721.3	$623.2
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
(3)    Relates to an impairment charge in our Midwest segment.
(4)    Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(5)    Consists of non-recurring transaction costs and, prior to August 1, 2024, finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

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

	For the six months ended June 30,		Change
(dollars in millions)	2025	2024	$	%
Net cash provided by operating activities	$220.1	$81.7	$138.4	169.4%
Net cash used in investing activities	$(272.5)	$(146.1)	$(126.4)	86.5%
Net cash provided by (used in) financing activities	$28.3	$(128.6)	$156.9	N/M
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income (loss), excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $138.4 million for the six months ended June 30, 2025, primarily due to an increase in our reportable segments’ Adjusted EBITDAR.
Investing Cash Flow
Cash used in investing activities during the six months ended June 30, 2025 and June 30, 2024, was $272.5 million and $146.1 million, respectively, and primarily related to capital expenditures of $284.6 million and $129.6 million, respectively.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the six months ended June 30, 2025 and 2024, as applicable.
For the year ending December 31, 2025, we anticipate capital expenditures of approximately $240.0 million, inclusive of capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues, and capital expenditures of $87.9 million incurred during the six months ended June 30, 2025. Additionally, for the year ending December 31, 2025, we anticipate capital project expenditures of $490.0 million, the majority of which are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements). During the six months ended June 30, 2025, we incurred capital expenditures of $196.7 million in connection with the PENN Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $130.0 million for the Joliet Project and up to $220.0 million in the aggregate for the Columbus Project and the M Resort Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of August 6, 2025, the Company has requested and received the full $130.0 million in funding from GLPI for the Joliet Project expected to open August 11, 2025.
Financing Cash Flow
For the six months ended June 30, 2025, net cash provided by financing activities totaled $28.3 million, primarily related to net proceeds from our revolving credit facility of $467.5 million, offset by repurchases of $223.8 million of our Convertible Notes, repurchases of our common stock of $115.3 million, principal payments of $48.2 million on our finance leases and finance obligations, $16.8 million in payments on insurance financing, as well as $18.8 million in principal payments on long-term debt.

For the six months ended June 30, 2024, net cash used in financing activities totaled $128.6 million, primarily related to principal payments of $45.0 million on our finance leases and finance obligations, $30.5 million in indemnification payments, $17.5 million in payments on insurance financing, as well as $18.8 million in principal payments on long-term debt.
As of June 30, 2025, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.9 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, $106.7 million outstanding under our Convertible Notes, and $8.6 million outstanding in other long-term obligations. We had $467.5 million drawn on our Amended Revolving Credit Facility. See definitions for (i) Amended Credit Facilities; (ii) 5.625% Notes; (iii) 4.125% Notes; and (iv) Amended Revolving Credit Facility in Note 5, “Long-Term Debt” in the notes to our unaudited Consolidated Financial Statements. With the exception of the Convertible Notes, which we expect to refinance on a long-term basis, we have no other debt maturing before January 2027. As of August 6, 2025, the Company had $380.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $595.3 million in available borrowing capacity.
Covenants
Our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
During the six months ended June 30, 2025, the Company repurchased 7,249,349 shares of its common stock in open market transactions for $115.3 million at an average price of $15.90 per share.
As of August 6, 2025, the remaining availability under our December 2022 Authorization was $634.4 million.
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
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Master Leases with GLPI. We refer to the Master Leases, the Margaritaville Lease, the Greektown Lease, and the Morgantown Lease, collectively, as our “Triple Net Leases.” The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, as described in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into the Master Development Agreement.
The Master Development Agreement contains additional rent (together with the 2023 Master Lease base rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $130.0 million for the Joliet Project, up to $150.0 million for the M Resort Project, and up to $70.0 million for the Columbus Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. Our new Joliet facility is expected to open on August 11, 2025, and the new hotel tower at the M Resort, the new Aurora facility, and the Columbus hotel tower are expected to open in the first half of 2026. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of August 6, 2025, the Company has requested and received the full $130.0 million in funding from GLPI for the Joliet Project.
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
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2025	2024	2025	2024
AR PENN Master Lease	$72.0	$70.9	$144.1	$141.9
2023 Master Lease	59.8	58.9	119.6	117.8
Pinnacle Master Lease	87.4	86.7	174.8	171.9
Margaritaville Lease	6.7	6.7	13.4	13.4
Greektown Lease	13.3	13.2	26.5	26.4
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$240.0	$237.2	$480.0	$473.0

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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2024. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Segment Adjusted EBITDAR, Adjusted EBITDA, Adjusted EBITDAR, and other financial measures; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to share repurchases; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions;

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
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other entertainment, sports content, and gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes, or circumstances beyond the Company’s or ESPN’s control; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; the impact of activist shareholders; adverse outcomes of litigation involving the Company, including litigation brought by activist shareholders; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of June 30, 2025, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.9 billion, consisting of a $467.5 million Amended Term Loan A Facility, a $970.0 million Amended Term Loan B Facility, and $467.5 million of borrowings against our Amended Revolving Credit Facility. As of June 30, 2025, we had $507.8 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of June 30, 2025 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	7/1/29 - 6/30/30	Total	Fair Value
Fixed rate	$—	$400.0	$—	$—	$—	$400.0	$398.5
Average interest rate		5.625%
Fixed rate	$—	$—	$—	$—	$400.0	$400.0	$368.0
Average interest rate					4.125%
Fixed rate	$106.7	$—	$—	$—	$—	$106.7	$111.1
Average interest rate	2.750%
Variable rate	$37.5	$917.5	$10.0	$940.0	$—	$1,905.0	$1,902.7
Average interest rate (1)	5.710%	4.833%	5.704%	5.879%
(1)Estimated rate, reflective of forward SOFR as of June 30, 2025 plus the spread over SOFR applicable to variable-rate borrowing.

Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and six months ended June 30, 2025, we incurred unrealized foreign currency translation adjustment gains of $92.3 million and $92.0 million, respectively, compared to unrealized foreign currency translation adjustment losses of $19.5 million and $55.5 million for the three and six months ended June 30, 2024, respectively, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows.
On May 7, 2025, HG Vora Capital Management, LLC, HG Vora Special Opportunities Master Fund, Ltd., and Downriver Series LP – Segregated Portfolio C (collectively, the “HG Vora Plaintiffs”) filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against PENN, the members of PENN’s Board of Directors (the “Board”) and PENN’s former director Ronald Naples captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313 (the “HG Vora Complaint” or the “HG Vora Action”). The HG Vora Complaint alleges, among other things, that PENN violated Pennsylvania’s Business Corporation Law and the individual defendants breached their fiduciary duties when the Board decreased the number of Class II directors from three to two (the “PENN Board Reduction”) and PENN violated federal securities laws by failing to abide by the universal proxy rules and making materially false and misleading statements in, and omissions from, its press release and its proxy materials filed with the SEC. The HG Vora Complaint seeks, among other things, a declaration that the PENN Board Reduction is invalid, injunctive relief ordering PENN to correct the alleged materially false and misleading statements in its proxy materials, injunctive relief allowing PENN shareholders an opportunity to elect three directors at our 2025 annual meeting of shareholders and damages in an amount to be determined at trial. The defendants believe the allegations set forth in the HG Vora Complaint are without merit. On May 8, 2025, the Board voted to constitute a special litigation committee to evaluate the HG Vora Plaintiffs’ claim that the individual defendants breached their fiduciary duties in connection with the PENN Board Reduction. On May 14, 2025, the HG Vora Plaintiffs filed a motion for an expedited trial and early case management conference. On May 19, 2025, the defendants filed a motion to stay the HG Vora Action for the time reasonably necessary to permit the special litigation committee to complete its investigation. On July 7, 2025, the court denied the HG Vora Plaintiffs’ motion in its entirety and partially granted the defendants’ motion to stay. The court stayed the breach of fiduciary duty claim for 30 days but declined to stay the other claims in the HG Vora Complaint. On July 28, 2025, the defendants filed a motion to dismiss the non-stayed claims in the HG Vora Complaint.
ITEM 1A.RISK FACTORS
The following are risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. “Risk Factors” in the Company’s subsequent Form 10-Q filings. Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2024.
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
We have been subject to shareholder activism and may be subject to such activism in the future, which may include proxy solicitations, shareholder proposals or other actions by activists to effect changes to the Company or to assert influence on our Board of Directors and management. For example, in January 2025, HG Vora Capital Management, LLC (“HG Vora”) notified our Board that it had nominated three director candidates to stand for election at the Company’s 2025 annual meeting of shareholders, William Clifford, Johnny Hartnett, and Carlos Ruisanchez. Subsequently, the Company’s financial advisors held calls with HG Vora’s outside advisor, and the Board’s Nominating and Corporate Governance Committee reviewed HG Vora’s nominees in line with the Company’s normal evaluation procedures, including conducting thorough interviews with all nominees. Following this evaluation, the Board nominated Mr. Hartnett and Mr. Ruisanchez for election to the Board at the Company’s 2025 annual meeting of shareholders. HG Vora filed a definitive proxy statement with the SEC on May 12, 2025, and sought the election of its three director candidates to the Board. At the Company’s 2025 annual meeting of shareholders held on June 17, 2025, our shareholders elected each of Mr. Hartnett and Mr. Ruisanchez to our Board of Directors.
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
The defendants believe the allegations set forth in the HG Vora Complaint are without merit. However, if the HG Vora Plaintiffs are successful in their lawsuit, PENN may be required to, among other things, increase the number of Class II directors to three and hold a special election at which shareholders could vote on a candidate for that seat and/or pay damages to the HG Vora Plaintiffs. In addition, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on PENN’s liquidity and financial condition, and could have adverse implications from a gaming regulatory perspective, including an adverse impact on our gaming licenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2025, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
April 1, 2025 - April 30, 2025	532,622	$14.87	511,923	$717.0
May 1, 2025 - May 31, 2025	2,452,042	$15.36	2,450,950	$679.4
June 1, 2025 - June 30, 2025	2,872,594	$15.68	2,872,594	$634.4
Total	5,857,258	$15.47	5,835,467
(1)Includes 20,699 and 1,092 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended April 30, 2025 and May 31, 2025, respectively.
(2)On December 6, 2022, our Board of Directors authorized the December 2022 Authorization for the repurchase of $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The December 2022 Authorization expires on December 31, 2025. We initiated share repurchases under the December 2022 Authorization in 2023. Stock repurchases are funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.
Executive Employment Agreement
The Company entered into a new Executive Agreement with its Chief Executive Officer, Jay Snowden, on August 5, 2025. The Executive Agreement supersedes Mr. Snowden’s prior executive agreement (scheduled to expire on January 1, 2026), is effective as of August 5, 2025, and terminates on January 1, 2029 (the “Term”) unless earlier terminated by either party. The Executive Agreement provides that Mr. Snowden’s annual base salary will be $1.8 million, and his target annual bonus will be 250% of his base salary.
In the event Mr. Snowden’s employment is terminated without cause (as defined in the Executive Agreement), or Mr. Snowden resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term on substantially similar terms, Mr. Snowden will be entitled to (i) severance payments equal to a multiple of the sum of (a) his annual base salary and (b) his target annual bonus, and (ii) pro rata annual bonus for the fiscal year in which termination occurs. The severance multiple is two times (2x) in the case of a termination that occurs outside of the CoC Protection Period and two and one-half times (2.5x) in the case of a termination that occurs during the twenty-four months following a change of control (the “CoC Protection Period”).
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

10.1
Executive Agreement, dated May 6, 2025, between PENN Entertainment, Inc. and Christopher Rogers is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

10.2*	Executive Agreement, dated August 5, 2025, between PENN Entertainment, Inc. and Jay Snowden.

10.3
PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2025 (SEC File No. 000-24206).

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

PENN Entertainment, Inc.
Dated:	August 7, 2025	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)