Form 10-Q
period 2025-09-30
PENN Entertainment, Inc.
filed 2025-11-06
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2025, the number of shares of the registrant’s common stock outstanding was 133,249,972 (including 379,941 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$660.1	$706.6
Accounts receivable, net	231.0	256.8
Prepaid expenses	141.5	152.3
Other current assets	55.1	38.7
Total current assets	1,087.7	1,154.4
Property and equipment, net	3,777.7	3,705.0
Investment in and advances to unconsolidated affiliates	80.4	86.2
Goodwill	1,784.8	2,563.1
Other intangible assets, net	1,506.3	1,529.9
Operating lease right-of-use assets	3,899.3	3,976.8
Finance lease right-of-use assets	1,946.9	2,014.3
Other assets	227.4	232.0
Total assets	$14,310.5	$15,261.7

Liabilities
Current liabilities
Accounts payable	$69.7	$50.8
Current maturities of long-term debt	38.2	38.2
Current portion of financing obligations	45.2	43.5
Current portion of operating lease liabilities	372.7	322.1
Current portion of finance lease liabilities	49.0	53.2
Accrued expenses and other current liabilities	867.9	907.3
Total current liabilities	1,442.7	1,415.1
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,796.3	2,732.5
Long-term portion of financing obligations	2,309.4	2,343.1
Long-term portion of operating lease liabilities	3,534.4	3,654.3
Long-term portion of finance lease liabilities	2,027.6	2,062.3
Deferred income taxes	117.3	61.0
Other long-term liabilities	130.0	135.0
Total liabilities	12,357.7	12,403.3
Commitments and contingencies (Note 9)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 178,100,726 and 177,396,073 shares issued, and 137,719,193 and 152,229,171 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 379,941 and 466,534 shares outstanding)	—	—
Treasury stock, at cost (40,381,533 and 25,166,902 shares)	(1,051.3)	(779.5)
Additional paid-in capital	4,626.7	4,542.4
Accumulated deficit	(1,417.2)	(647.0)
Accumulated other comprehensive loss	(201.2)	(255.0)
Total PENN Entertainment, Inc. stockholders’ equity	1,958.8	2,862.7
Non-controlling interest	(6.0)	(4.3)
Total stockholders’ equity	1,952.8	2,858.4
Total liabilities and stockholders’ equity	$14,310.5	$15,261.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues
Gaming	$1,325.2	$1,288.0	$3,991.2	$3,878.6
Food, beverage, hotel, and other	392.1	351.2	1,163.6	1,030.5
Total revenues	1,717.3	1,639.2	5,154.8	4,909.1
Operating expenses
Gaming	852.4	826.1	2,575.9	2,576.7
Food, beverage, hotel, and other	284.2	244.4	831.1	715.2
General and administrative	417.9	392.5	1,231.2	1,170.1
Depreciation and amortization	114.2	108.7	332.7	326.5
Impairment losses	825.0	—	840.0	—
Total operating expenses	2,493.7	1,571.7	5,810.9	4,788.5
Operating income (loss)	(776.4)	67.5	(656.1)	120.6
Other income (expenses)
Interest expense, net	(97.2)	(118.4)	(303.9)	(356.9)
Interest income	2.3	6.3	7.6	19.2
Income from unconsolidated affiliates	8.2	7.1	29.1	22.1
Gain on REIT transaction, net	3.3	—	3.3	—
Gain on financing arrangement	—	—	215.1	—
Loss on early extinguishment of debt	—	—	(11.8)	—
Other	—	2.8	4.2	2.5
Total other expenses	(83.4)	(102.2)	(56.4)	(313.1)
Loss before income taxes	(859.8)	(34.7)	(712.5)	(192.5)
Income tax benefit (expense)	(5.3)	(2.8)	(59.4)	13.0
Net loss	(865.1)	(37.5)	(771.9)	(179.5)
Net loss attributable to non-controlling interest	0.5	0.8	1.7	1.3
Net loss attributable to PENN Entertainment, Inc.	$(864.6)	$(36.7)	$(770.2)	$(178.2)

Loss per share:
Basic loss per share	$(6.03)	$(0.24)	$(5.20)	$(1.17)
Diluted loss per share	$(6.03)	$(0.24)	$(5.20)	$(1.17)

Weighted-average common shares outstanding—basic	143.5	152.2	148.2	152.1
Weighted-average common shares outstanding—diluted	143.5	152.2	148.2	152.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net loss	$(865.1)	$(37.5)	$(771.9)	$(179.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(38.2)	18.6	53.8	(36.9)
Other comprehensive income (loss)	(38.2)	18.6	53.8	(36.9)
Total comprehensive loss	(903.3)	(18.9)	(718.1)	(216.4)
Comprehensive loss attributable to non-controlling interest	0.5	0.8	1.7	1.3
Comprehensive loss attributable to PENN Entertainment, Inc.	$(902.8)	$(18.1)	$(716.4)	$(215.1)
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2025 and 2024
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of July 1, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6
Share-based compensation arrangements	—	—	231,410	—	—	—	—	16.8	—	—	16.8	—	16.8
Share repurchases	—	—	(7,965,282)	—	—	—	(154.1)	—	—	—	(154.1)	—	(154.1)
Exchangeable share conversions	—	—	537	—	(537)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.5	—	—	14.5	—	14.5
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(38.2)	(38.2)	—	(38.2)
Net loss	—	—	—	—	—	—	—	—	(864.6)	—	(864.6)	(0.5)	(865.1)
Other	—	—	—	—	—	—	(1.4)	(2.3)	—	—	(3.7)	—	(3.7)
Balance as of September 30, 2025	—	$—	137,719,193	$1.8	379,941	$—	$(1,051.3)	$4,626.7	$(1,417.2)	$(201.2)	$1,958.8	$(6.0)	$1,952.8

Balance as of July 1, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9
Share-based compensation arrangements	—	—	39,069	—	—	—	—	12.9	—	—	12.9	—	12.9
Exchangeable share conversions	—	—	935	—	(935)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.4	—	—	14.4	—	14.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	18.6	18.6	—	18.6
Net loss	—	—	—	—	—	—	—	—	(36.7)	—	(36.7)	(0.8)	(37.5)
Other	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Balance as of September 30, 2024	—	$—	152,156,588	$1.8	468,943	$—	$(779.5)	$4,514.3	$(513.7)	$(158.2)	$3,064.7	$(3.8)	$3,060.9

	Nine Months Ended September 30, 2025 and 2024
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	618,060	—	—	—	—	48.5	—	—	48.5	—	48.5
Share repurchases	—	—	(15,214,631)	—	—	—	(269.4)	—	—	—	(269.4)	—	(269.4)
Exchangeable share conversions	—	—	86,593	—	(86,593)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	43.0	—	—	43.0	—	43.0
Currency translation adjustment	—	—	—	—	—	—	—	—	—	53.8	53.8	—	53.8
Net loss	—	—	—	—	—	—	—	—	(770.2)	—	(770.2)	(1.7)	(771.9)
Other	—	—	—	—	—	—	(2.4)	(7.2)	—	—	(9.6)	—	(9.6)
Balance as of September 30, 2025	—	$—	137,719,193	$1.8	379,941	$—	$(1,051.3)	$4,626.7	$(1,417.2)	$(201.2)	$1,958.8	$(6.0)	$1,952.8

Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	440,467	—	—	—	—	39.0	—	—	39.0	—	39.0
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	159,372	—	(159,372)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	43.1	—	—	43.1	—	43.1
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(36.9)	(36.9)	—	(36.9)
Net loss	—	—	—	—	—	—	—	—	(178.2)	—	(178.2)	(1.3)	(179.5)
Other	—	—	—	—	—	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Balance as of September 30, 2024	—	$—	152,156,588	$1.8	468,943	$—	$(779.5)	$4,514.3	$(513.7)	$(158.2)	$3,064.7	$(3.8)	$3,060.9
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2025	2024
Operating activities
Net loss	$(771.9)	$(179.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	332.7	326.5
Non-cash interest expense	14.2	34.1
Non-cash operating lease expense	266.0	236.5
Gain on REIT transaction, net	(3.3)	—
Income from unconsolidated affiliates	(29.1)	(22.1)
Return on investment from unconsolidated affiliates	28.5	24.6
Deferred income taxes	55.5	(34.9)
Stock-based compensation	48.5	39.0
Investment Agreement warrant expense	43.0	53.4
Impairment losses	840.0	—
Gain on financing arrangement	(215.1)	—
Loss on early extinguishment of debt	11.8	—
Changes in operating assets and liabilities
Accounts receivable	24.3	76.3
Prepaid expenses and other current assets	11.8	33.6
Other assets	(13.8)	(38.4)
Accounts payable	7.5	29.8
Accrued expenses	1.0	(84.7)
Income taxes	(2.1)	22.0
Operating lease liabilities	(254.6)	(222.3)
Other current and long-term liabilities	(17.5)	(67.9)
Other	23.6	30.4
Net cash provided by operating activities	401.0	256.4
Investing activities
Capital expenditures	(457.3)	(261.7)
Proceeds from sale-and-leaseback transactions in conjunction with development projects	130.0	—
Proceeds from sale of investments	17.8	0.5
Consideration paid for gaming licenses and other intangible assets	(29.3)	(49.4)
Other	35.5	(2.1)
Net cash used in investing activities	(303.3)	(312.7)

	For the nine months ended September 30,
(in millions)	2025	2024
Financing activities
Proceeds from revolving credit facility	727.5	—
Repayments of revolving credit facility	(217.5)	—
Repurchases of convertible debt	(223.8)	—
Principal payments on long-term debt	(28.2)	(28.2)
Principal payments on financing obligations	(32.4)	(30.5)
Principal payments on finance leases	(39.8)	(37.5)
Repurchases of common stock	(269.4)	—
Payments on insurance financing	(27.1)	(28.6)
Indemnification payments	—	(30.5)
Other	(18.3)	(19.7)
Net cash used in financing activities	(129.0)	(175.0)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.4)	(0.9)
Change in cash, cash equivalents, and restricted cash	(31.7)	(232.2)
Cash, cash equivalents, and restricted cash at the beginning of the year	723.8	1,094.4
Cash, cash equivalents, and restricted cash at the end of the period	$692.1	$862.2

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$660.1	$834.0
Restricted cash included in Other current assets	30.8	27.0
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$692.1	$862.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$292.2	$324.6

Non-cash activities:
Accrued capital expenditures	$62.8	$54.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 33 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 7, “Leases” and collectively referred to as the “Master Leases”).
Note 2—Significant Accounting Policies and Basis of Presentation
Basis of Presentation: The unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.
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
Use of Estimates: The preparation of unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. We applied estimation methods consistently for the periods presented within the unaudited Consolidated Financial Statements. Actual results may differ from those estimates.
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

The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations. See Note 13, “Segment Information” and Note 7, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Food and beverage	$61.5	$57.3	$182.4	$165.7
Hotel	35.6	36.6	105.6	105.9
Other	2.4	2.3	6.2	7.7
Total complimentaries associated with gaming contracts	$99.5	$96.2	$294.2	$279.3
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, redemptions at the PENN Play marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, was $27.3 million and $29.7 million as of September 30, 2025 and December 31, 2024, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space; (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”); (iii) money deposited in an online wallet not yet wagered; (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn; (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering; (vi) outstanding chip liabilities; (vii) unclaimed jackpots; and (viii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $134.9 million and $151.4 million as of September 30, 2025 and December 31, 2024, respectively, and are included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.

The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.
As of September 30, 2025 and December 31, 2024, our deferred revenue balance was $37.6 million and $42.6 million, respectively, the majority of which is included in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, we recognized revenue of $1.2 million and $5.9 million, respectively, that was included in the December 31, 2024 deferred revenue balance. During the three and nine months ended September 30, 2024, we recognized revenue of $1.1 million and $5.3 million, respectively, that was included in the December 31, 2023 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations and were $85.1 million and $99.1 million for the three months ended September 30, 2025 and 2024, respectively, and $270.5 million and $347.4 million for the nine months ended September 30, 2025 and 2024, respectively. Advertising expense includes media marketing services and brand and other rights provided by ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”) pursuant to the Sportsbook Agreement (as defined in Note 9, “Commitments and Contingencies”) and other media placement costs.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $630.7 million and $568.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 billion and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income or loss. Revenues and expenses are typically translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within the unaudited Consolidated Statements of Operations.
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
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool common stock. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. For both periods ended as of September 30, 2025 and December 31, 2024, the Company has recorded a liability of $39.5 million for this agreement. Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. See Note 12, “Fair Value Measurements” for more information.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 required a retrospective adoption to all prior periods presented in the financial statements. The adoption of ASU 2023-07 resulted in additional disclosures in the notes to the unaudited Consolidated Financial Statements. See Note 13, “Segment Information.”
Accounting Pronouncements to be Implemented
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective or retrospective basis, with early adoption permitted. We will adopt the new standard in the Consolidated Financial Statements for the period ending December 31, 2025, with impacts limited to additional disclosures in the notes to the Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the determination of accounting treatment required for settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, on a prospective or retrospective basis, with early adoption permitted. The primary purpose of the new ASU 2024-04 is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. We are assessing the guidance and currently do not expect the new standard to have a material impact on the Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces optional relief for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606. The guidance allows entities to apply a practical expedient assuming current conditions persist over the asset’s life, and for certain non-public entities, to consider post-balance sheet cash collections when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods, with early adoption permitted. We are currently evaluating the impact of this guidance, and do not expect the new standard to have a material impact on the Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in ASU 2025-06 improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, which may impact the timing and extent of cost capitalization for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified, or retrospective basis, with early adoption permitted. We are currently assessing the guidance, and we do not expect the new standard to have a material impact on the Consolidated Financial Statements.

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

	For the three months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$617.2	$215.2	$98.4	$265.1	$129.3	$—	$—	$1,325.2
Food and beverage	36.7	39.0	19.0	15.7	—	0.6	—	111.0
Hotel	14.0	26.1	16.4	9.9	—	—	—	66.4
Other	22.6	10.7	4.5	7.6	168.4	3.5	(2.6)	214.7
Total revenues	$690.5	$291.0	$138.3	$298.3	$297.7	$4.1	$(2.6)	$1,717.3

	For the three months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$609.9	$220.2	$89.8	$259.1	$109.0	$—	$—	$1,288.0
Food and beverage	35.8	34.0	18.7	15.5	—	0.5	—	104.5
Hotel	15.7	23.6	17.8	10.4	—	—	—	67.5
Other	23.4	10.3	5.5	7.2	135.6	3.5	(6.3)	179.2
Total revenues	$684.8	$288.1	$131.8	$292.2	$244.6	$4.0	$(6.3)	$1,639.2

	For the nine months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,863.5	$660.8	$287.2	$781.3	$398.4	$—	$—	$3,991.2
Food and beverage	113.2	112.0	55.6	47.6	—	3.2	—	331.6
Hotel	39.8	77.2	48.8	27.7	—	—	—	193.5
Other	66.5	31.5	14.1	21.6	505.5	11.9	(12.6)	638.5
Total revenues	$2,083.0	$881.5	$405.7	$878.2	$903.9	$15.1	$(12.6)	$5,154.8

	For the nine months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,850.3	$684.2	$275.9	$784.7	$283.5	$—	$—	$3,878.6
Food and beverage	108.5	99.6	55.8	46.0	—	2.9	—	312.8
Hotel	40.6	70.2	50.2	29.3	—	—	—	190.3
Other	66.4	30.8	14.0	21.5	401.4	13.0	(19.7)	527.4
Total revenues	$2,065.8	$884.8	$395.9	$881.5	$684.9	$15.9	$(19.7)	$4,909.1
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $139.5 million and $104.1 million for the three months ended September 30, 2025 and 2024, respectively, and $405.6 million and $302.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 5—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,544.3	$87.7	$4,125.6
Accumulated goodwill impairment losses	(828.8)	(67.1)	(16.6)	(562.3)	—	(87.7)	(1,562.5)
Goodwill, net	$94.7	$169.5	$200.2	$554.4	$1,544.3	$—	$2,563.1

Effect of foreign currency exchange rates	—	—	—	—	46.7	—	46.7
Impairment loss during year	—	—	—	—	(825.0)	—	(825.0)
Balance as of September 30, 2025
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,591.0	$87.7	$4,172.3
Accumulated goodwill impairment losses	(828.8)	(67.1)	(16.6)	(562.3)	(825.0)	(87.7)	(2,387.5)
Goodwill, net	$94.7	$169.5	$200.2	$554.4	$766.0	$—	$1,784.8
2025 Interim Assessment for Impairment - Goodwill
PENN announced the mutual decision for an early termination (the “Termination Agreement”) of its Sportsbook Agreement with ESPN (as defined in Note 9, “Commitments and Contingencies”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for online sports betting in the U.S. will end on December 1, 2025. As a result, the Company is realigning its digital focus to leverage the strength of its U.S. iCasino and Canadian operations, while continuing to use online sports betting to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets. The Company plans to rebrand its online sports betting offering in the U.S. to theScore Bet, subject to receipt of regulatory approvals. The realignment of its digital focus led the Company to revise its future cash flow projections for the Interactive reporting unit and to perform a quantitative impairment test during the third quarter of 2025, which resulted in a non-cash impairment charge of $825.0 million. The impairment charge is presented in “Impairment losses” within the unaudited Consolidated Statements of Operations. The estimated fair value of the Interactive goodwill was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs.
There were no impairment charges recorded to goodwill during the three and nine months ended September 30, 2024.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,064.9	$—	$1,064.9	$1,064.9	$—	$1,064.9
Trademarks	300.4	—	300.4	319.5	—	319.5
Other	0.6	—	0.6	0.6	—	0.6
Amortizing intangible assets
Customer relationships	111.8	(109.4)	2.4	111.6	(106.6)	5.0
Technology	356.4	(235.3)	121.1	303.0	(184.9)	118.1
Other	37.3	(20.4)	16.9	40.1	(18.3)	21.8
Total other intangible assets, net	$1,871.4	$(365.1)	$1,506.3	$1,839.7	$(309.8)	$1,529.9

2025 Interim Assessment for Impairment - Other Intangible Assets
On April 24, 2025, PENN announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, state-of-the-art land-based facility to be rebranded as Hollywood Casino Council Bluffs. As a result of this strategic rebranding decision, the Company reassessed the indefinite-lived classification of the ACB trademark and concluded the trademark is no longer considered to have an indefinite useful life. The Company performed a quantitative impairment test, then assigned the remaining carrying amount a finite useful life of approximately 2.5 years.
The interim assessment for impairment resulted in a non-cash impairment charge of $15.0 million, recorded within the Midwest segment, reflecting the decline in the trademark’s fair value. The primary driver of the impairment was a reduction in the projected revenues attributable to the ACB trademark compared to its prior valuation. The impairment charge is presented in “Impairment losses” within the unaudited Consolidated Statements of Operations. The fair value of the ACB trademark was estimated using a relief-from-royalty discounted cash flow model incorporating Level 3 inputs.
Following the impairment, the remaining carrying amount of $7.0 million will be amortized over its estimated remaining useful life.
There were no impairment charges recorded to other intangible assets, net during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.
Note 6—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

(in millions)	September 30, 2025	December 31, 2024
Amended Credit Facilities:
Amended Revolving Credit Facility due 2027	$510.0	$—
Amended Term Loan A Facility due 2027	460.6	481.3
Amended Term Loan B Facility due 2029	967.5	975.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	106.7	330.5
Other long-term obligations	8.6	210.5
	2,853.4	2,797.3
Less: Current maturities of long-term debt	(38.2)	(38.2)
Less: Debt discounts	(2.7)	(3.1)
Less: Debt issuance costs	(16.2)	(23.5)
	$2,796.3	$2,732.5
The following is a schedule of future minimum repayments of long-term debt as of September 30, 2025 (in millions):

Years ending December 31:
2025 (excluding the nine months ended September 30, 2025)	$9.4
2026	144.9
2027	1,347.0
2028	10.8
2029	1,335.8
Thereafter	5.5
Total minimum payments	$2,853.4

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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the Master Leases, which are discussed in Note 7, “Leases.”
On February 15, 2024 (the “First Amendment Effective Date”), PENN entered into a First Amendment (the “First Amendment Agreement”) with its various lenders amending its Amended Credit Facilities. The First Amendment Agreement provided for certain adjustments, during a specified time period (“Covenant Relief Period”), in our calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). As of September 30, 2025, the Covenant Relief Period has concluded, and we are now required to maintain the specified financial ratios and satisfy the financial tests under the Amended Credit Facilities, as described above.
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.
As of September 30, 2025, the Company had $510.0 million drawn on the Amended Revolving Credit Facility. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $466.1 million of available borrowing capacity under the Amended Revolving Credit Facility. As of November 5, 2025, the Company had $500.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $476.1 million in available borrowing capacity.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.

On June 13, 2025, the Company entered into an agreement with certain holders of the Convertible Notes to repurchase $223.8 million aggregate principal amount of the Convertible Notes. As a result of the repurchases on June 20, 2025, the Company recorded a $11.8 million loss on the early extinguishment of debt during the nine months ended September 30, 2025, which is included in “Loss on early extinguishment of debt” within the unaudited Consolidated Statements of Operations.
As of September 30, 2025 our Convertible Notes are scheduled to mature within the next twelve months. Although the stated maturity is within one year, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.
As of September 30, 2025 and December 31, 2024, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 5,928,661 as of September 30, 2025.
The Convertible Notes consisted of the following components:

(in millions)	September 30, 2025	December 31, 2024
Liability:
Principal	$106.7	$330.5
Unamortized debt issuance costs	(0.4)	(2.6)
Net carrying amount	$106.3	$327.9
Interest expense, net
The table below presents interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest expense	$110.4	$123.2	$338.3	$366.1
Capitalized interest	(13.2)	(4.8)	(34.4)	(9.2)
Interest expense, net	$97.2	$118.4	$303.9	$356.9
The table below presents interest expense related to the Convertible Notes:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Coupon interest	$1.1	$2.3	$5.1	$6.8
Amortization of debt issuance costs	0.1	0.4	0.9	1.3
Convertible Notes interest expense	$1.2	$2.7	$6.0	$8.1
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.3%. The remaining term of the Convertible Notes is less than twelve months as of September 30, 2025.
Covenants
Our Amended Credit Facilities, 5.625% Notes due 2027 (the “5.625% Notes”), and 4.125% Notes due 2029 (the “4.125% Notes”), require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 7, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of September 30, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.

Other Long-Term Obligation
In February 2021, we entered into a third-party financing arrangement providing the Company with upfront and non-refundable cash proceeds of $72.5 million while permitting us to participate in future proceeds on certain claims for insurance coverage benefits from the Company’s insurers (the “Insurers”) for economic losses PENN sustained due to the COVID-19 pandemic. On May 7, 2025, the Superior Court of Pennsylvania (the “SCP”) issued a ruling on the Company’s appeal of a lower court’s summary judgment that found in favor of the Insurers, affirming the lower court’s ruling. As a result of the SCP’s ruling, the Company has determined that obligations under these claims are no longer probable. Accordingly, during the quarter ended March 31, 2025, we recognized a non-cash gain, which consists of the cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. The gain is recorded as “Gain on financing arrangement” within the unaudited Consolidated Statements of Operations for the nine months ended September 30, 2025.
Prior to recognizing the non-cash gain, as described above, the financing obligation was classified as a non-current liability and had a $201.2 million balance as of December 31, 2024. Consistent with an obligor’s accounting under a debt instrument, period interest was accreted using an effective interest rate of 27.0% until the time that the claims and related obligations were resolved. The amount included in “Interest expense, net” related to this obligation was zero and $12.1 million for the three months ended September 30, 2025 and 2024, respectively, and $13.9 million and $34.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 7—Leases
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
The land and building components contained within the AR PENN Master Lease are classified as operating leases and are recorded to “General and administrative” within the unaudited Consolidated Statements of Operations.
As a result of the annual escalator, effective November 1, 2025, for the lease year ending October 31, 2025, the fixed component of rent increased by $4.3 million. The next AR PENN Percentage Rent reset is scheduled to occur on November 1, 2028.

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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the development projects with respect to Joliet (the “Joliet Project”), M Resort (the “M Resort Project”), and Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon our request, up to $130.0 million for the Joliet Project, up to $150.0 million for the M Resort Project, and up to $70.0 million for the Columbus Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026, provided that (i) for the Columbus Project, if the Company provides notice to GLPI by December 31, 2025 that the Company is electing to receive GLPI funding, the Company shall submit a draw notice for such project by no later than March 31, 2026 requesting to receive GLPI funds by no later than June 30, 2026 and (ii) for the Aurora Project, the Company shall submit a draw notice for such project by no later than March 31, 2026 requesting to receive GLPI funds by no later than June 30, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter.
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
On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025, and on November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, of which the new hotel tower is expected to open on December 1, 2025. We have neither requested nor received any funding from GLPI for the Aurora Project or Columbus Project.
Effective August 1, 2025, we determined that the sale-and-lease back of real estate assets related to the new Joliet facility to GLPI for $130.0 million constituted a lease modification under ASC Topic 842, “Leases,” (“ASC 842”).
In connection with the August 1, 2025 lease modification, the Company reassessed the land and building components and remeasured the related lease liabilities. The assessment and remeasurement included the following elements: (i) the removal of the previously leased Joliet facility assets; (ii) the addition of the newly leased Joliet facility assets; and (iii) a $10.1 million increase in annual rent, which is specific to the lease back of the real estate assets related to the new Joliet facility, subject to annual escalation in accordance with the 2023 Master Lease. The modification did not result in a change to the lease classification, and all lease components continue to be accounted for as operating leases. Remeasurement of the related operating lease liabilities resulted in a $3.3 million gain, recognized in “Gain on REIT transaction, net” in the unaudited Consolidated Statements of Operations. As of the modification date, the Company recognized $166.3 million in ROU assets and $163.0 million in corresponding lease liabilities in the unaudited Consolidated Balance Sheets.
We concluded that the lease term will continue to end on the current lease expiration date of October 31, 2033, and that the three optional five-year renewal terms are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.

Subsequent to quarter end, we also determined that the sale-and-lease back of real estate assets related to the new M Resort hotel tower to GLPI for $150.0 million constituted a lease modification under ASC 842, effective November 3, 2025. This sale-and-leaseback transaction resulted in a $11.7 million increase in annual rent, subject to annual escalation in accordance with the 2023 Master Lease. We are in the process of reassessing and remeasuring the lease components and quantifying the impact of this transaction on the Consolidated Financial Statements, which may be material.
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
The Pinnacle Master Lease contains land and building components that are classified as finance leases and financing obligations. Lease components classified as a finance lease are recorded to “Depreciation and amortization” and “Interest expense, net” within the unaudited Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
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
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC Topic 470, “Debt,” (“ASC 470”) and continue to recognize the underlying land asset in “Property and equipment, net” within the unaudited Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.

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
The land and building components contained within the Margaritaville Lease are classified as operating leases and are recorded to “General and administrative” within the unaudited Consolidated Statements of Operations.
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
On April 1, 2024, the lease was amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the ninth lease year beginning on June 1, 2027.
The land and building components contained within the Greektown Lease are classified as operating leases and are recorded to “General and administrative” within the unaudited Consolidated Statements of Operations.
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
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of September 30, 2025:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2025 (excluding the nine months ended September 30, 2025)	$158.5	$40.7	$41.6
2026	637.6	152.5	166.6
2027	633.1	147.2	166.6
2028	629.4	147.0	166.6
2029	609.1	147.0	166.7
Thereafter	2,786.0	3,127.0	3,663.3
Total lease payments	5,453.7	3,761.4	4,371.4
Less: Imputed interest	(1,546.6)	(1,684.8)	(2,016.8)
Present value of future lease payments	3,907.1	2,076.6	2,354.6
Less: Current portion of lease obligations	(372.7)	(49.0)	(45.2)
Long-term portion of lease obligations	$3,534.4	$2,027.6	$2,309.4
Total payments made under our Triple Net Leases were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
AR PENN Master Lease	$72.0	$71.0	$216.1	$212.9
2023 Master Lease	61.5	58.9	181.1	176.7
Pinnacle Master Lease	87.4	87.4	262.2	259.3
Margaritaville Lease	6.7	6.7	20.1	20.1
Greektown Lease	13.5	13.2	40.0	39.6
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$241.9	$238.0	$721.9	$711.0

Information related to lease term and discount rate was as follows:

	September 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	9.5 years	10.2 years
Finance leases	25.5 years	26.3 years
Financing obligations	25.9 years	26.6 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2025	2024	2025	2024
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$158.1	$154.9	$470.0	$464.6
Operating lease cost (1)	Primarily General and administrative	4.1	4.5	12.4	14.8
Short-term lease cost	Primarily Gaming expenses	26.0	21.9	75.3	67.7
Variable lease cost (1)	Primarily Gaming expenses	0.8	0.6	2.3	2.5
Total		$189.0	$181.9	$560.0	$549.6

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.3	$27.9	$82.4	$83.0
Amortization of ROU assets (2)	Depreciation and amortization	22.7	22.7	68.2	67.1
Total		$50.0	$50.6	$150.6	$150.1

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$36.9	$37.5	$111.1	$111.2
(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the nine months ended September 30,
(in millions)	2025	2024
Non-cash lease activities:
Commencement of operating leases	$306.9	$2.7
Derecognition of operating lease liabilities	$122.2	$—
Commencement of finance leases	$0.9	$63.0

Note 8—Income Taxes
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are recognized in the period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was (56.7)% and 32.2% for the three and nine months ended September 30, 2025, respectively, compared to 23.1% and 18.6% for the three and nine months ended September 30, 2024, respectively.
The change in the effective tax rate for the three and nine months ended September 30, 2025, as compared to the prior-year periods, was primarily driven by (i) the exclusion of certain foreign losses for which no tax benefit can be recognized in the Company’s worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state income taxes; and (iv) changes in the valuation allowance. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of the Company’s earnings, changes in its valuation allowance assessment, and other factors, including the Company’s historical and projected pre-tax earnings, which are considered in evaluating the realizability of deferred tax assets.
As of each reporting date, the Company evaluates all available positive and negative evidence in assessing the realizability of deferred tax assets, in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). As of September 30, 2025, the Company continues to maintain a valuation allowance on deferred tax assets not considered “more likely than not” to be realized. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period the release is recorded. The timing and amount of any reversal will depend on actual earnings achieved in 2025 and projected future income levels.
During the three and nine months ended September 30, 2025, the Company recognized a non-cash impairment charge of $825.0 million related to its PENN Interactive reporting unit (as discussed in Note 5, “Goodwill and Other Intangible Assets”). The impairment represents a non-deductible permanent item and had no impact on the Company’s effective tax rate, deferred taxes, or valuation allowance.
As of September 30, 2025 and December 31, 2024, the Company had prepaid income taxes of $34.0 million and $31.9 million, respectively, which were included in “Prepaid expenses” within the unaudited Consolidated Balance Sheets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. Key business income tax provisions of the OBBB applicable to the Company include (i) reinstatement of immediate deduction for domestic research or experimental expenditures; (ii) extension of 100% accelerated tax bonus depreciation for qualifying depreciable assets; and (iii) restoration of the favorable EBITDA-based business interest expense limitation. The impacts of the OBBB are reflected in the Company’s results for the quarter and did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025.
Note 9—Commitments and Contingencies
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
ESPN Sportsbook and Investment Agreements
On August 8, 2023, PENN entered into the Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN relating to online sports betting in the U.S. Pursuant to the Sportsbook Agreement, PENN received the exclusive right to use the ESPN BET trademark for online sports betting in the U.S.
The Sportsbook Agreement had an initial 10-year term, with the right for either party to terminate the agreement after the third year if specific market share performance thresholds were not met. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN agreed to pay $150.0 million per year in cash pursuant to the Sportsbook Agreement.
In connection with the Sportsbook Agreement, PENN and ESPN also entered into an Investment Agreement (the “Investment Agreement”) on August 8, 2023. The Investment Agreement provided for the issuance to ESPN of certain warrants to purchase shares of PENN common stock, par value $0.01 per share, and set forth certain other governance rights of ESPN.

Pursuant to the Investment Agreement, PENN issued ESPN warrants to purchase approximately 31.8 million shares of PENN common stock, subject to vesting (“Initial Warrants”). The warrants are classified as equity and contain three separate tranches.
Subsequent to quarter end, on November 5, 2025, PENN and ESPN entered into the Termination Agreement to terminate the Sportsbook Agreement, effective December 1, 2025 (the “Termination Date”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for online sports betting in the U.S. will end on the Termination Date. The Termination Agreement provides that PENN will pay ESPN a total of $38.1 million in the fourth quarter of 2025 in respect of all remaining fees owed through the Termination Date. In addition, PENN has agreed to pay ESPN a total of $5.0 million following the Termination Date for traditional media to support theScore Bet and/or Hollywood iCasino offerings. The Termination Agreement provides that these payments will settle all outstanding payment obligations from PENN to ESPN under the Sportsbook Agreement.
On November 5, 2025, in connection with the Termination Agreement, PENN and ESPN entered into Amendment No. 1 to the Investment Agreement (the “Investment Agreement Amendment”) to amend certain terms of the Investment Agreement. Pursuant to the Investment Agreement Amendment, effective November 5, 2025, the Initial Warrants were deemed vested through and including February 8, 2026, the unvested portion of each of the Initial Warrants held by ESPN was forfeited and cancelled for no consideration, and PENN will have no obligation to issue any Bonus Warrants (as defined within the Investment Agreement). As of November 5, 2025, ESPN holds (i) a warrant to purchase 3,177,610 shares of PENN common stock with an expiration date of February 8, 2033 and an exercise price of $26.08; (ii) a warrant to purchase 3,200,930 shares of PENN common stock with an expiration date of February 8, 2034 and an exercise price of $29.99; and (iii) a warrant to purchase 1,578,670 shares of PENN common stock with an expiration date of February 8, 2035 and an exercise price of $32.60.
During the three and nine months ended September 30, 2025, the Company recognized $37.5 million and $112.5 million of expense, respectively, related to the Sportsbook Agreement, and $14.5 million and $43.0 million, respectively, related to the Investment Agreement. For the three and nine months ended September 30, 2024, the Company recognized $41.7 million and $141.7 million of expense, respectively, related to the Sportsbook Agreement, and $15.9 million and $53.4 million, respectively, related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized in accordance with our policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.
Note 10—Stockholders’ Equity and Stock-Based Compensation
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
We did not issue any Exchangeable Shares during the three months ended September 30, 2025 and 2024, or during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we issued 68,048 Exchangeable Shares. As of both periods ended September 30, 2025 and December 31, 2024, there were 768,441 Exchangeable Shares authorized, of which 379,941 shares and 466,534 shares were outstanding, respectively.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”), which expires on December 31, 2025.

On October 30, 2025, the Board of Directors approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), subject to the finalization of and entry into the Termination Agreement and the Investment Agreement Amendment, as discussed in Note 9, “Commitments and Contingencies.” The October 2025 Authorization commences on January 1, 2026 and expires on December 31, 2028 and will take effect after the Company’s existing $750.0 million share repurchase program expires on December 31, 2025.

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
During the three and nine months ended September 30, 2025, respectively, the Company repurchased 7,965,282 and 15,214,631 shares of its common stock in open market transactions for $154.1 million and $269.4 million at an average price of $19.34 and $17.70 per share. No shares of the Company’s common stock were repurchased during the three and nine months ended September 30, 2024.
The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended September 30, 2025, the Company repurchased 4,876,200 shares of its common stock at an average price of $17.44 per share for an aggregate amount of $85.0 million. As of November 5, 2025, the remaining availability under our December 2022 Authorization was $395.4 million.
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
On June 17, 2025, upon the recommendation of the Company’s Board of Directors, shareholders approved a second amendment to the 2022 Plan (as amended, the “2022 Plan – Second Amendment”). Among other changes, this amendment increased the total number of shares reserved for issuance to 22,067,275 shares. For purposes of determining the number of shares available for issuance under the 2022 Plan – Second Amendment, stock options, restricted stock, and all other equity settled awards count against the 22,067,275 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of September 30, 2025, there are 8,217,921 shares available for future grants under the 2022 Plan – Second Amendment.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company granted 1,254,323 and 1,317,269 restricted units with performance-based vesting conditions, at target, during the nine months ended September 30, 2025 and 2024, respectively. The restricted performance units were granted under the 2022 Amended Plan, and each grant consists of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals and remain subject to vesting for the full three-year service period.

Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized stock-based compensation expense of $16.8 million and $12.9 million for the three months ended September 30, 2025 and 2024, respectively, and $48.5 million and $39.0 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Note 11—Loss per Share
We recorded a net loss attributable to PENN for the three and nine months ended September 30, 2025 and 2024. As such, the dilution from potential common shares was anti-dilutive, and therefore, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future, that were not included in the computation of diluted loss per share, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Assumed conversion of dilutive stock options	—	0.1	—	0.1
Assumed conversion of dilutive restricted stock	0.8	0.5	0.5	0.2
Assumed conversion of convertible debt	4.6	14.1	10.5	14.1
As we recorded a net loss for the three and nine months ended September 30, 2025 and 2024, there are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations.
Restricted stock with performance and market based vesting conditions that have not been met as of September 30, 2025 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants previously issued under the terms of the Investment Agreement. Pursuant to the Investment Agreement Amendment, the Initial Warrants will be deemed vested through and including February 8, 2026, and the remaining unvested warrants will be forfeited and cancelled for no consideration. See Note 9, “Commitments and Contingencies.”
Anti-dilutive options and warrants to purchase 37.0 million shares were outstanding for both the three and nine months ended September 30, 2025, and 35.3 million and 35.1 million for the three and nine months ended September 30, 2024, respectively.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 10, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted loss per share for the Company’s common stock for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Calculation of basic loss per share:
Net loss applicable to common stock	$(864.6)	$(36.7)	$(770.2)	$(178.2)
Weighted-average shares outstanding — PENN Entertainment, Inc.	143.1	151.7	147.8	151.6
Weighted-average shares outstanding — Exchangeable Shares	0.4	0.5	0.4	0.5
Weighted-average common shares outstanding — basic	143.5	152.2	148.2	152.1
Basic loss per share	$(6.03)	$(0.24)	$(5.20)	$(1.17)

Calculation of diluted loss per share:
Diluted loss applicable to common stock	$(864.6)	$(36.7)	$(770.2)	$(178.2)
Weighted-average common shares outstanding — diluted	143.5	152.2	148.2	152.1
Diluted loss per share	$(6.03)	$(0.24)	$(5.20)	$(1.17)
Note 12—Fair Value Measurements
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
Other long-term obligations as of September 30, 2025 and December 31, 2024 included the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the Lawrenceburg repayment obligation is estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and is classified as a Level 2 measurement.
As discussed in Note 6, “Long-Term Debt,” other long-term obligations as of December 31, 2024 included a third-party financing arrangement entered into in February 2021. This financing arrangement provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation was classified as a Level 3 measurement and as of December 31, 2024 was included within the Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discounts, and debt issuance costs.”

Other Liabilities
As of both periods ended September 30, 2025 and December 31, 2024, other liabilities include a $39.5 million tax indemnification, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of September 30, 2025 and December 31, 2024.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:(1)
Cash and cash equivalents	$660.1	$660.1	$660.1	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,923.6	$1,933.5	$—	$1,933.5	$—
5.625% Notes	$399.8	$399.5	$—	$399.5	$—
4.125% Notes	$396.2	$372.0	$—	$372.0	$—
Convertible Notes	$106.3	$111.5	$—	$111.5	$—
Other long-term obligations	$8.6	$7.6	$—	$7.6	$—
Other liabilities	$42.8	$42.8	$—	$2.7	$40.1

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$706.6	$706.6	$706.6	$—	$—
Equity securities	$10.6	$10.6	$10.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,437.0	$1,453.9	$—	$1,453.9	$—
5.625% Notes	$399.8	$393.0	$—	$393.0	$—
4.125% Notes	$395.5	$356.0	$—	$356.0	$—
Convertible Notes	$327.9	$355.7	$—	$355.7	$—
Other long-term obligations	$210.5	$209.3	$—	$8.1	$201.2
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9
(1)During the nine months ended September 30, 2025, the Company sold its equity securities for $12.0 million and recognized a gain of $0.6 million.

The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2025	$274.6
Interest (1)	13.9
Payment installments	(2.0)
Included in “Net loss” and “Other comprehensive income (loss)” (1)	(214.9)
Balance as of September 30, 2025	$71.6
(1)Primarily relates to the interest expense and non-cash gain on financing arrangement. See Note 6, “Long-Term Debt.”
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of September 30, 2025:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
The following table sets forth the assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2025:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Trademark	4/30/2025	Discounted cash flow	$—	$—	$7.0	$7.0	$15.0
Goodwill	9/30/2025	Discounted cash flow and market approach	$—	$—	$766.0	$766.0	$825.0
As discussed in Note 5, “Goodwill and Other Intangible Assets,” we recorded an impairment on our ACB trademark at the ACB reporting unit as a result of our strategic decision to rebrand the anticipated new facility as Hollywood Casino Council Bluffs. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurement of the trademark as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of April 30, 2025
Trademark	$7.0	Discounted cash flow	Discount rate	12.5%
			Pre-tax royalty rate	2.3%
Note 13—Segment Information
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
The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net loss.

	For the three months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$690.5	$291.0	$138.3	$298.3	$297.7	$4.1	$(2.6)	$1,717.3
Less:
Gaming taxes	(281.8)	(58.3)	(25.3)	(78.2)	(187.1)
Compensation and benefits	(104.0)	(60.8)	(31.8)	(46.9)	(31.9)
Media and advertising (3)					(73.0)
Other segment items (4)	(106.8)	(74.2)	(30.1)	(54.1)	(82.3)
Segment Adjusted EBITDAR (5)	$197.9	$97.7	$51.1	$119.1	$(76.6)			$389.2

Other operating benefits (costs) and other income (expenses):
Other category (6)	(36.2)
Rent expense associated with triple net operating leases (7)	(158.1)
Stock-based compensation	(16.8)
Cash-settled stock-based awards variance	2.9
Gain on disposal of assets	1.5
Pre-opening expenses	(9.6)
Depreciation and amortization	(114.2)
Impairment loss (8)	(825.0)
Non-operating items of equity method investments (9)	(1.1)
Interest expense, net	(97.2)
Interest income	2.3
Gain on REIT transaction, net	3.3
Other	(0.8)
Loss before income taxes	(859.8)
Income tax expense	(5.3)
Net loss	$(865.1)

(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $139.5 million for the three months ended September 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $37.5 million related to the Sportsbook Agreement and $14.5 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $34.0 million for the three months ended September 30, 2025, which is inclusive of $3.9 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Includes an impairment charge of $825.0 million in the Interactive segment. See Note 5, “Goodwill and Other Intangible Assets.”
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.

	For the three months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$684.8	$288.1	$131.8	$292.2	$244.6	$4.0	$(6.3)	$1,639.2
Less:
Gaming taxes	(277.0)	(58.7)	(22.9)	(76.7)	(133.2)
Compensation and benefits	(100.5)	(55.9)	(31.2)	(43.2)	(39.5)
Media and advertising (3)					(86.5)
Other segment items (4)	(108.0)	(67.1)	(30.2)	(53.8)	(76.3)
Segment Adjusted EBITDAR (5)	$199.3	$106.4	$47.5	$118.5	$(90.9)			$380.8

Other operating benefits (costs) and other income (expenses):
Other category (6)	(32.4)
Rent expense associated with triple net operating leases (7)	(154.9)
Stock-based compensation	(12.9)
Cash-settled stock-based awards variance	3.8
Gain on disposal of assets	0.1
Depreciation and amortization	(108.7)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(118.4)
Interest income	6.3
Other	2.7
Loss before income taxes	(34.7)
Income tax expense	(2.8)
Net loss	$(37.5)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $104.1 million for the three months ended September 30, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $41.7 million related to the Sportsbook Agreement and $15.9 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $29.1 million for the three months ended September 30, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.

	For the nine months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,083.0	$881.5	$405.7	$878.2	$903.9	$15.1	$(12.6)	$5,154.8
Less:
Gaming taxes	(851.7)	(187.5)	(74.4)	(231.7)	(540.2)
Compensation and benefits	(311.1)	(177.2)	(94.2)	(135.7)	(106.2)
Media and advertising (3)					(235.0)
Other segment items (4)	(318.6)	(211.0)	(86.8)	(156.1)	(250.1)
Segment Adjusted EBITDAR (5)	$601.6	$305.8	$150.3	$354.7	$(227.6)			$1,184.8

Other operating benefits (costs) and other income (expenses):
Other category (6)	(110.5)
Rent expense associated with triple net operating leases (7)	(470.0)
Stock-based compensation	(48.5)
Cash-settled stock-based awards variance	9.2
Gain on disposal of assets	1.2
Pre-opening expenses	(14.5)
Depreciation and amortization	(332.7)
Impairment losses (8)	(840.0)
Non-operating items of equity method investments (9)	(3.3)
Interest expense, net	(303.9)
Interest income	7.6
Gain on REIT transaction, net	3.3
Gain on financing arrangement (10)	215.1
Loss on early extinguishment of debt	(11.8)
Other	1.5
Loss before income taxes	(712.5)
Income tax expense	(59.4)
Net loss	$(771.9)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $405.6 million for the nine months ended September 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $112.5 million related to the Sportsbook Agreement and $43.0 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $108.7 million for the nine months ended September 30, 2025, which is inclusive of $21.0 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Includes impairment charges of $15.0 million in the Midwest segment and $825.0 million in the Interactive segment. See Note 5, “Goodwill and Other Intangible Assets.”
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 6, “Long-Term Debt.”

	For the nine months ended September 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,065.8	$884.8	$395.9	$881.5	$684.9	$15.9	$(19.7)	$4,909.1
Less:
Gaming taxes	(836.9)	(191.7)	(70.8)	(233.0)	(396.7)
Compensation and benefits	(307.7)	(166.4)	(92.4)	(129.6)	(133.1)
Media and advertising (3)					(309.4)
Other segment items (4)	(314.6)	(195.4)	(88.7)	(153.5)	(235.4)
Segment Adjusted EBITDAR (5)	$606.6	$331.3	$144.0	$365.4	$(389.7)			$1,057.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(86.0)
Rent expense associated with triple net operating leases (7)	(464.6)
Stock-based compensation	(39.0)
Cash-settled stock-based awards variance	14.9
Loss on disposal of assets	(8.8)
Depreciation and amortization	(326.5)
Non-operating items of equity method investments (8)	(3.2)
Interest expense, net	(356.9)
Interest income	19.2
Other	0.8
Loss before income taxes	(192.5)
Income tax benefit	13.0
Net loss	$(179.5)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $302.8 million for the nine months ended September 30, 2024.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $141.7 million related to the Sportsbook Agreement and $53.4 million related to the Investment Agreement with ESPN. While the Sportsbook Agreement and Investment Agreement commenced on August 8, 2023, the Company began recognizing advertising expense, specific to the initial annual period, during the fourth quarter of 2023. Also, includes advertising and media expenses (including such expenses associated with theScore) across various platforms, including television, radio, out-of-home, social media, and both paid and organic search, and sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $78.5 million for the nine months ended September 30, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
The table below presents capital expenditures by segment:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
Capital expenditures:
Northeast segment	$29.5	$18.9	$74.4	$37.8
South segment	16.0	30.5	46.8	65.9
West segment	35.7	22.0	119.0	34.9
Midwest segment	88.0	58.0	204.2	115.4
Interactive segment	0.2	0.8	3.9	1.8
Other	3.3	1.9	9.0	5.9
Total capital expenditures	$172.7	$132.1	$457.3	$261.7
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of September 30, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.9	$—	$2.4	$80.4
Total assets	$1,771.1	$1,296.7	$566.3	$1,509.1	$1,554.6	$7,612.7	$14,310.5

Balance sheet as of December 31, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.9	$—	$5.2	$86.2
Total assets	$1,808.1	$1,301.7	$453.2	$1,503.7	$2,385.6	$7,809.4	$15,261.7
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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 33 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements and collectively referred to as the “Master Leases”).
Realignment of Digital Strategy
On November 6, 2025, PENN announced the mutual decision for an early termination (the “Termination Agreement”) of its Sportsbook Agreement for United States (“U.S.”) online sports betting (“OSB”) with ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for OSB in the U.S. will end on December 1, 2025. As a result, we are realigning our digital focus to leverage the strength of our U.S. iCasino and Canadian operations, while continuing to use OSB to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets. We plan to rebrand our OSB offering in the U.S. to theScore Bet, with a target date of December 1, 2025, subject to the receipt of regulatory approvals. We currently operate theScore Bet brand in Ontario, and our OSB product in both the U.S. and Canada will now leverage connectivity with the theScore media app, which has approximately 4 million monthly active users across North America. PENN’s iCasino forward approach has clear long-term alignment to our core business, which will focus on cross-sell opportunities across our ecosystem and enhanced connectivity to our 33 million member PENN Play™ loyalty program. Our OSB offerings will continue to provide top of funnel acquisition and cross-sell opportunities for our Hollywood-branded iCasino, which will remain integrated into our OSB product in states where legal, in addition to serving as a standalone iCasino app.
Recent Development Projects
On October 10, 2022, the Company announced its intent to pursue four new development projects, including the land-based relocations of Hollywood Casino Joliet (“Joliet”) and Hollywood Casino Aurora (“Aurora”), a second hotel tower at M Resort Spa Casino (“M Resort”), and a new hotel at Hollywood Casino Columbus (“Columbus”).
Subsequently, on February 21, 2023, as described in Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements, the Company and GLPI entered into a master development agreement (the “Master Development Agreement”) related to these development projects.
The Master Development Agreement provides that GLPI will fund (i) up to $225.0 million for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) upon our request, up to $130.0 million for the relocation of our riverboat casino and related developments with respect to Joliet (the “Joliet Project”), up to $150.0 million for the second hotel tower at M Resort (the “M Resort Project”), up to $70.0 million for the new hotel tower at Columbus (the “Columbus Project” and together with Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”), all within accordance with certain terms and conditions set forth in the Master Development Agreement. GLPI has committed up to $225.0 million in funding for the Aurora Project at a 7.75% cap rate, which we are required to draw and the funding will be structured as rent under the 2023

Master Lease (as described in Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements). Rent within the 2023 Master Lease will increase by a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. These funding obligations of GLPI expire on January 1, 2026, provided that (i) for the Columbus Project, if the Company provides notice to GLPI by December 31, 2025 that the Company is electing to receive GLPI funding, the Company shall submit a draw notice for such project by no later than March 31, 2026 requesting to receive GLPI funds by no later than June 30, 2026 and (ii) for the Aurora Project, the Company shall submit a draw notice for such project by no later than March 31, 2026 requesting to receive GLPI funds by no later than June 30, 2026 (altogether, the “GLPI Funding Deadline Extension”). The PENN Development Projects are all subject to necessary regulatory and other government approvals.
The Joliet Project to relocate its riverboat casino operations to a new, state-of-the-art land-based facility opened on August 11, 2025. The best-in-class property features approximately 1,000 slots and 43 live table games, including high-limit slots and table games, a baccarat room, and a retail sportsbook. Its unique bars and restaurants include Sorellina by Giada De Laurentiis and Boulevard Food & Drink Hall. Additional features of the new property include an approximately 10,000 square foot, all-ages event center with meeting areas, and approximately 1,330 parking spaces. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project, resulting in a $10.1 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease.
The Aurora Project to relocate its riverboat casino operations to a new, state-of-the-art land-based facility is expected to open in the second quarter of 2026. The land-based casino will feature roughly 1,200 gaming positions, approximately 220 guest rooms, a retail sportsbook, outdoor entertainment area, full-service spa, high-quality bars and restaurants, an approximately 12,000 square foot event center with meeting areas, and approximately 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora, and up to $50.0 million of the project will be funded by the city through a new bond issuance. As of November 5, 2025, we have neither requested nor received any funding from GLPI for the Aurora Project, while the Company has received $13.8 million from the City of Aurora.
The second hotel tower at M Resort is expected to open on December 1, 2025. The M Resort Project is expected to add 384 rooms to the Company’s property south of the Las Vegas Strip, bringing its total to 774 rooms and suites. Along with the rooms, there will be expanded meeting space, updated amenities, and additional local partnerships. On November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, resulting in an $11.7 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease.
The new, state-of-the-art hotel at Columbus is expected to open in the second quarter of 2026. The hotel is expected to include 180 rooms, meeting space, an additional restaurant, and local partnerships and amenities. As of November 5, 2025, we have neither requested nor received any funding from GLPI for the Columbus Project.
On April 24, 2025, the Company announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, state-of-the-art land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing retail sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to take 18-24 months to complete following the design and permitting approval process. GLPI has committed to finance up to $150.0 million at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
Strategic Overview
We believe that our portfolio of assets provides us with the benefit of geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. Our sports media assets and proprietary online sports betting and iCasino technology reinforce our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment. Additionally, our iCasino forward strategy with long-term alignment to our core business will focus on cross-sell opportunities across our ecosystem and enhanced connectivity to our PENN Play™ loyalty program.

Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect the majority of our future growth to come from our online sports betting and iCasino businesses; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions or verticals; expansions of gaming in existing jurisdictions; strategic investments and acquisitions; and cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our iCasino and online sports betting businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Shake Shack Inc., Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, we believe that our online gaming offerings, combined with other strategic relationships we have, or may develop in the future, should enable us to acquire new customers, expand our player database, and provide additional revenue streams that enhance our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, historical horse racing gaming terminals, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations, and emerging prediction markets. See the “Segment comparison of the three and nine months ended September 30, 2025 and 2024” section below for discussions on our results of operations by reportable segment.
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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% and 85% of our gaming revenue for each of the nine months ended September 30, 2025 and 2024) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies and Basis of Presentation” in the notes to the unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table highlights our revenues, net loss, and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net loss to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure. Refer to “Reportable Segment Measures” below for the definition of Segment Adjusted EBITDAR. Refer to “Non-GAAP Financial Measure” below for the definition of Consolidated Adjusted EBITDA as well as a reconciliation of net loss to Consolidated Adjusted EBITDA.

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenues:
Northeast segment	$690.5	$684.8	$2,083.0	$2,065.8
South segment	291.0	288.1	881.5	884.8
West segment	138.3	131.8	405.7	395.9
Midwest segment	298.3	292.2	878.2	881.5
Interactive segment	297.7	244.6	903.9	684.9
Other (1)	4.1	4.0	15.1	15.9
Intersegment eliminations (2)	(2.6)	(6.3)	(12.6)	(19.7)
Total	$1,717.3	$1,639.2	$5,154.8	$4,909.1

Net loss	$(865.1)	$(37.5)	$(771.9)	$(179.5)

Segment Adjusted EBITDAR (3):
Northeast segment	$197.9	$199.3	$601.6	$606.6
South segment	97.7	106.4	305.8	331.3
West segment	51.1	47.5	150.3	144.0
Midwest segment	119.1	118.5	354.7	365.4
Interactive segment	(76.6)	(90.9)	(227.6)	(389.7)
Other (1)	(36.2)	(32.4)	(110.5)	(86.0)
Rent expense associated with triple net operating leases (4)	(158.1)	(154.9)	(470.0)	(464.6)
Consolidated Adjusted EBITDA (5)	$194.9	$193.5	$604.3	$507.0
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interest in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Corporate overhead was $34.0 million and $29.1 million for the three months ended September 30, 2025 and 2024, respectively, and $108.7 million and $78.5 million for the nine months ended September 30, 2025 and 2024, respectively. Corporate overhead for the three and nine months ended September 30, 2025 include $3.9 million and $21.0 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
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
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(5)See definition of Consolidated Adjusted EBITDA within the “Non-GAAP Financial Measure” section below.

Consolidated comparison of the three and nine months ended September 30, 2025 and 2024
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$1,325.2	$1,288.0	$37.2	2.9%	$3,991.2	$3,878.6	$112.6	2.9%
Food, beverage, hotel, and other	392.1	351.2	40.9	11.6%	1,163.6	1,030.5	133.1	12.9%
Total revenues	$1,717.3	$1,639.2	$78.1	4.8%	$5,154.8	$4,909.1	$245.7	5.0%
Gaming revenues for the three months ended September 30, 2025 increased by $37.2 million, compared to the prior year period, primarily due to an increase in online slot revenues at our Interactive segment. At our retail properties, increases in gaming revenues at our Northeast, West, and Midwest segments were offset by decreases in gaming revenues within our South segment as new supply continues to impact visitation.
Gaming revenues for the nine months ended September 30, 2025 increased by $112.6 million, compared to the prior year period, primarily due to an increase in online gaming revenues at our Interactive segment. This increase was due to iCasino and online sports betting growth driven by ongoing product enhancements and decreased promotional expense. Additionally, increases in gaming revenues within our Northeast and West segments were offset by decreases within our South and Midwest segments, as new supply continues to impact visitation.
Food, beverage, hotel, and other revenues for the three and nine months ended September 30, 2025 increased by $40.9 million and $133.1 million, respectively, compared to the corresponding prior year periods. For the three and nine months ended September 30, 2025, the increase was primarily due to gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $35.4 million and $102.8 million, respectively, compared to the prior year periods.
See “Segment comparison of the three and nine months ended September 30, 2025 and 2024” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Operating expenses
Gaming	$852.4	$826.1	$26.3	3.2%	$2,575.9	$2,576.7	$(0.8)	—%
Food, beverage, hotel, and other	284.2	244.4	39.8	16.3%	831.1	715.2	115.9	16.2%
General and administrative	417.9	392.5	25.4	6.5%	1,231.2	1,170.1	61.1	5.2%
Depreciation and amortization	114.2	108.7	5.5	5.1%	332.7	326.5	6.2	1.9%
Impairment losses	825.0	—	825.0	N/M	840.0	—	840.0	N/M
Total operating expenses	$2,493.7	$1,571.7	$922.0	58.7%	$5,810.9	$4,788.5	$1,022.4	21.4%
N/M - Not meaningful
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three months ended September 30, 2025 increased by $26.3 million, compared to the corresponding prior year period, primarily driven by gaming taxes due to increased online gaming revenue at our Interactive segment, as discussed above. Additionally, for the three months ended September 30, 2025, gaming expenses increased at our retail properties within our Northeast, West, and Midwest segments due to an increase in gaming revenues.

Gaming expenses for the nine months ended September 30, 2025 decreased by $0.8 million, compared to the corresponding prior year period. We incurred additional marketing expenses to support our initial launch of ESPN BET within our Interactive segment during the corresponding prior year period. For the nine months ended September 30, 2025, the decrease was partially offset by an increase in gaming taxes due to increased online gaming revenue at our Interactive segment and increased gaming revenues at our retail properties within our Northeast and West segments, as discussed above.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and nine months ended September 30, 2025 increased $39.8 million and $115.9 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
For the three and nine months ended September 30, 2025, general and administrative expenses increased by $25.4 million and $61.1 million, respectively, compared to the corresponding prior year periods. The increase is primarily due to legal and advisory costs related to activist activity incurred in connection with our 2025 annual meeting of shareholders of $3.9 million and $21.0 million, respectively, increases in pre-opening expenses of $9.6 million and $14.5 million for the PENN Development Projects, respectively, and increases in stock-based compensation.
Impairment loss for the three months ended September 30, 2025, relates to an impairment charge of $825.0 million at our Interactive segment on its goodwill. The impairment resulted from the Company’s realignment of its digital focus following the mutual decision for an early termination of our Sportsbook Agreement with ESPN (as defined in Note 9, “Commitments and Contingencies”). As part of the realignment, the Company is focusing on the strength of its U.S. iCasino and Canadian operations, while continuing to use online sports betting to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets, and will rebrand its online sports betting offering in the U.S. to theScore Bet, subject to receipt of regulatory approvals. The realignment of its digital focus led the Company to revise its cash flow projections for the Interactive reporting unit and perform a quantitative impairment test, which resulted in a non-cash impairment charge of $825.0 million. See Note 5, “Goodwill and Other Intangible Assets” in the notes to the unaudited Consolidated Financial Statements for further discussion.
Impairment losses for the nine months ended September 30, 2025, in addition to the impairment charge at our Interactive segment discussed above, also included an impairment charge of $15.0 million at our ACB property on its trademark as a result of the strategic decision to rebrand ACB. See Note 5, “Goodwill and Other Intangible Assets” in the notes to the unaudited Consolidated Financial Statements for further discussion.
There were no impairment losses for the three and nine months ended September 30, 2024.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Other income (expenses)
Interest expense, net	$(97.2)	$(118.4)	$21.2	(17.9)%	$(303.9)	$(356.9)	$53.0	(14.9)%
Interest income	$2.3	$6.3	$(4.0)	(63.5)%	$7.6	$19.2	$(11.6)	(60.4)%
Income from unconsolidated affiliates	$8.2	$7.1	$1.1	15.5%	$29.1	$22.1	$7.0	31.7%
Gain on REIT transaction, net	$3.3	$—	$3.3	N/M	$3.3	$—	$3.3	N/M
Gain on financing arrangement	$—	$—	$—	N/M	$215.1	$—	$215.1	N/M
Loss on early extinguishment of debt	$—	$—	$—	N/M	$(11.8)	$—	$(11.8)	N/M
Other	$—	$2.8	$(2.8)	N/M	$4.2	$2.5	$1.7	68.0%
Income tax benefit (expense)	$(5.3)	$(2.8)	$(2.5)	89.3%	$(59.4)	$13.0	$(72.4)	N/M
N/M - Not meaningful
Interest expense, net decreased by $21.2 million and $53.0 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding prior year periods. The prior year periods and the first quarter of 2025 included interest expense related to the Company’s financing arrangement, which is described in further detail below in “Gain on financing arrangement.” Additionally, capitalized interest related to the PENN Development Projects increased from the prior year periods.
Interest income decreased by $4.0 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding prior year periods, primarily due to lower cash balances invested in our money market funds.
Income from unconsolidated affiliates relates primarily to our investment in Kansas Entertainment and Freehold Raceway joint ventures. Operations at Freehold Raceway ceased on December 28, 2024. The change in income from the corresponding prior year periods is due to fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on REIT transaction, net relates to the remeasurement of the operating lease liabilities related to the removal of the previously leased Joliet facility assets as part of the 2023 Master Lease modification on August 1, 2025. See Note 7, “Leases” to the unaudited Consolidated Financial Statements for further discussion.
Gain on financing arrangement relates to a $215.1 million non-cash gain on a financing arrangement that we entered into in February 2021 with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. During the first quarter of 2025, the Company determined that obligations under these claims are no longer probable and therefore recognized a non-cash gain related to this obligation comprised of cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. See Note 6, “Long-Term Debt” to the unaudited Consolidated Financial Statements for additional details.
Loss on early extinguishment of debt relates to the repurchases of the 2.75% convertible notes due 2026 (the “Convertible Notes”). See Note 6, “Long-Term Debt” to the unaudited Consolidated Financial Statements for further discussion.
Other primarily consisted of realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items. The equity securities were sold during the quarter ended June 30, 2025.
Income tax expense was $5.3 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and expense of $59.4 million as compared to a benefit of $13.0 million for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes), including discrete items was (56.7)% and 32.2% for the three and nine months ended September 30, 2025, respectively.

We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three and nine months ended September 30, 2025, as compared to the corresponding prior periods was primarily due to: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state taxes; and (iv) changes to the valuation allowance. See Note 8, “Income Taxes” to the unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
On January 16, 2025, the Indiana Supreme Court heard oral arguments between the Company and the Indiana Department of State Revenue on notices of proposed assessments for tax years 2015 through 2017. The Company believes that it is reasonably possible that its current unrecognized tax reserve may change within the next twelve months.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. Key business income tax provisions of the OBBB applicable to the Company include (i) reinstatement of immediate deduction for domestic research or experimental expenditures; (ii) extension of 100% accelerated tax bonus depreciation for qualifying depreciable assets; and (iii) restoration of the favorable EBITDA-based business interest expense limitation. The impacts of the OBBB are reflected in our results for the quarter and did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025. The Company expects a beneficial reduction to cash tax liability; however, we will continue to assess the potential impact on our financial results and strategy.

Segment comparison of the three and nine months ended September 30, 2025 and 2024
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$617.2	$609.9	$7.3	1.2%	$1,863.5	$1,850.3	$13.2	0.7%
Food, beverage, hotel, and other	73.3	74.9	(1.6)	(2.1)%	219.5	215.5	4.0	1.9%
Total revenues	$690.5	$684.8	$5.7	0.8%	$2,083.0	$2,065.8	$17.2	0.8%

Adjusted EBITDAR	$197.9	$199.3	$(1.4)	(0.7)%	$601.6	$606.6	$(5.0)	(0.8)%
Adjusted EBITDAR margin	28.7%	29.1%		-40 bps	28.9%	29.4%		-50 bps
The Northeast segment’s revenues for the three months ended September 30, 2025 increased by $5.7 million, compared to the prior year period, primarily due to an increase in gaming revenues, particularly slots revenues, offset by a decrease in hotel revenue.
The Northeast segment’s revenues for the nine months ended September 30, 2025 increased $17.2 million, compared to the prior year period, primarily due to an increase in gaming revenues, particularly slots revenues, as well as an increase to food and beverage revenue.
For the three months ended September 30, 2025, the Northeast segment’s Adjusted EBITDAR decreased $1.4 million and Adjusted EBITDAR margin decreased to 28.7% primarily due to increased labor costs.
For the nine months ended September 30, 2025, the Northeast segment’s Adjusted EBITDAR decreased $5.0 million and Adjusted EBITDAR margin decreased to 28.9%, primarily due to increases in general and administrative expenses.
South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$215.2	$220.2	$(5.0)	(2.3)%	$660.8	$684.2	$(23.4)	(3.4)%
Food, beverage, hotel, and other	75.8	67.9	7.9	11.6%	220.7	200.6	20.1	10.0%
Total revenues	$291.0	$288.1	$2.9	1.0%	$881.5	$884.8	$(3.3)	(0.4)%

Adjusted EBITDAR	$97.7	$106.4	$(8.7)	(8.2)%	$305.8	$331.3	$(25.5)	(7.7)%
Adjusted EBITDAR margin	33.6%	36.9%		-330 bps	34.7%	37.4%		-270 bps
The South segment’s revenues for the three months ended September 30, 2025 increased by $2.9 million, compared to the prior year period, primarily due to an increase in revenue from non-gaming amenities, partially offset by a decrease in gaming revenues at the South segment properties impacted by new supply.
The South segment’s revenues for the nine months ended September 30, 2025 decreased by $3.3 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition negatively impacted several of our properties, partially offset by an increase in food, beverage, hotel, and other revenues.
For the three and nine months ended September 30, 2025, the South segment’s Adjusted EBITDAR decreased $8.7 million and $25.5 million, respectively, and Adjusted EBITDAR margin decreased to 33.6% and 34.7%, respectively, primarily due to the decreases in gaming revenues discussed above, and increased labor costs.

West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$98.4	$89.8	$8.6	9.6%	$287.2	$275.9	$11.3	4.1%
Food, beverage, hotel, and other	39.9	42.0	(2.1)	(5.0)%	118.5	120.0	(1.5)	(1.3)%
Total revenues	$138.3	$131.8	$6.5	4.9%	$405.7	$395.9	$9.8	2.5%

Adjusted EBITDAR	$51.1	$47.5	$3.6	7.6%	$150.3	$144.0	$6.3	4.4%
Adjusted EBITDAR margin	36.9%	36.0%		90 bps	37.0%	36.4%		60 bps
The West segment’s revenues for the three and nine months ended September 30, 2025 increased by $6.5 million and $9.8 million, respectively, compared to the corresponding prior year periods, primarily due to increased gaming revenues, partially offset by a decrease in food, beverage, hotel, and other revenues.
For the three and nine months ended September 30, 2025, the West segment’s Adjusted EBITDAR increased $3.6 million and $6.3 million, respectively, and Adjusted EBITDAR margin increased to 36.9% and 37.0%, respectively, primarily due to the increases in gaming revenues discussed above.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$265.1	$259.1	$6.0	2.3%	$781.3	$784.7	$(3.4)	(0.4)%
Food, beverage, hotel, and other	33.2	33.1	0.1	0.3%	96.9	96.8	0.1	0.1%
Total revenues	$298.3	$292.2	$6.1	2.1%	$878.2	$881.5	$(3.3)	(0.4)%

Adjusted EBITDAR	$119.1	$118.5	$0.6	0.5%	$354.7	$365.4	$(10.7)	(2.9)%
Adjusted EBITDAR margin	39.9%	40.6%		-70 bps	40.4%	41.5%		-110 bps
The Midwest segment’s revenues for the three months ended September 30, 2025 increased by $6.1 million, compared to the prior year period, primarily due to an increase in gaming revenues, particularly slots revenues.
The Midwest segment’s revenues for the nine months ended September 30, 2025 decreased by $3.3 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition negatively impacted visitation at several of our properties. Severe weather events in the first quarter of 2025 also contributed to the decrease in visitation.
For the three months ended September 30, 2025, the Midwest segment’s Adjusted EBITDAR increased $0.6 million due to the increase in gaming revenues discussed above. Adjusted EBITDAR margin decreased to 39.9% primarily due to increased labor costs.
For the nine months ended September 30, 2025, the Midwest segment’s Adjusted EBITDAR decreased $10.7 million and Adjusted EBITDAR margin decreased to 40.4%, primarily due to the decrease in gaming revenues discussed above, and increased labor costs.

Interactive Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Gaming	$129.3	$109.0	$20.3	18.6%	$398.4	$283.5	$114.9	40.5%
Food, beverage, hotel, and other (1)	168.4	135.6	32.8	24.2%	505.5	401.4	104.1	25.9%
Total revenues	$297.7	$244.6	$53.1	21.7%	$903.9	$684.9	$219.0	32.0%

Adjusted EBITDA	$(76.6)	$(90.9)	$14.3	(15.7)%	$(227.6)	$(389.7)	$162.1	(41.6)%
Adjusted EBITDA margin	(25.7)%	(37.2)%		N/M	(25.2)%	(56.9)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three and nine months ended September 30, 2025 increased by $53.1 million and $219.0 million, respectively, compared to the corresponding prior year periods, primarily due to an increase in gaming revenues and other revenues. Gaming revenues were positively impacted by growth in our Hollywood-branded iCasino and theScore Bet iCasino apps, and higher slot product mix improving hold rates. Online sports betting growth was driven by ongoing product enhancements. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $139.5 million and $104.1 million for the three months ended September 30, 2025 and 2024, respectively, and $405.6 million and $302.8 million for the nine months ended September 30, 2025 and 2024, respectively.
For the three and nine months ended September 30, 2025, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the increase in gaming revenues, discussed above, and a decrease in marketing expense.
Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Revenues
Food, beverage, hotel, and other	$4.1	$4.0	$0.1	2.5%	$15.1	$15.9	$(0.8)	(5.0)%
Total revenues	$4.1	$4.0	$0.1	2.5%	$15.1	$15.9	$(0.8)	(5.0)%

Adjusted EBITDAR	$(36.2)	$(32.4)	$(3.8)	11.7%	$(110.5)	$(86.0)	$(24.5)	28.5%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead expenses, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three months ended September 30, 2025 remained relatively flat compared to the prior year period. Revenues for the nine months ended September 30, 2025 decreased slightly compared to the prior year period, primarily due to fluctuations in racing revenues.
Corporate overhead expenses were $34.0 million and $29.1 million for the three months ended September 30, 2025 and 2024, respectively, and $108.7 million and $78.5 million for the nine months ended September 30, 2025 and 2024, respectively. Corporate overhead expenses for the three and nine months ended September 30, 2025 include $3.9 million and $21.0 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
Changes in Adjusted EBITDAR for the three and nine months ended September 30, 2025 primarily relate to increased general and administrative costs, inclusive of the $3.9 million and $21.0 million, respectively, of legal and advisory costs as described above.

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
Non-GAAP Financial Measure
Use and Definitions
In addition to GAAP financial measures, management uses Consolidated Adjusted EBITDA as a non-GAAP financial measure. This non-GAAP financial measure should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. This non-GAAP financial measure is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance among different companies.
We define Consolidated Adjusted EBITDA as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of business, non-cash gains/losses associated with REIT transactions, and other. Consolidated Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net, and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Consolidated Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Consolidated Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Consolidated Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations.
Consolidated Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Consolidated Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts, and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Consolidated Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Consolidated Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Consolidated Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measure
The following table includes a reconciliation of net loss, which is determined in accordance with GAAP, to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2025	2024	2025	2024
Net loss	$(865.1)	$(37.5)	$(771.9)	$(179.5)
Income tax (benefit) expense	5.3	2.8	59.4	(13.0)
Interest expense, net	97.2	118.4	303.9	356.9
Interest income	(2.3)	(6.3)	(7.6)	(19.2)
Income from unconsolidated affiliates	(8.2)	(7.1)	(29.1)	(22.1)
Gain on REIT transaction, net	(3.3)	—	(3.3)	—
Gain on financing arrangement	—	—	(215.1)	—
Loss on early extinguishment of debt	—	—	11.8	—
Other income	—	(2.8)	(4.2)	(2.5)
Operating income (loss)	(776.4)	67.5	(656.1)	120.6
Stock-based compensation (1)	16.8	12.9	48.5	39.0
Cash-settled stock-based award variance (1)(2)	(2.9)	(3.8)	(9.2)	(14.9)
Loss (gain) on disposal of assets (1)	(1.5)	(0.1)	(1.2)	8.8
Pre-opening expenses (1)	9.6	—	14.5	—
Depreciation and amortization	114.2	108.7	332.7	326.5
Impairment losses (3)	825.0	—	840.0	—
Income from unconsolidated affiliates	8.2	7.1	29.1	22.1
Non-operating items of equity method investments (4)	1.1	1.1	3.3	3.2
Other expenses (1)	0.8	0.1	2.7	1.7
Consolidated Adjusted EBITDA	$194.9	$193.5	$604.3	$507.0
(1)    These items are included in “General and administrative” within the unaudited Consolidated Statements of Operations.
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards.
(3)    Includes impairment charges of $15.0 million in the Midwest segment and $825.0 million in the Interactive segment. See Note 5, “Goodwill and Other Intangible Assets.”
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

	For the nine months ended September 30,		Change
(dollars in millions)	2025	2024	$	%
Net cash provided by operating activities	$401.0	$256.4	$144.6	56.4%
Net cash used in investing activities	$(303.3)	$(312.7)	$9.4	(3.0)%
Net cash used in financing activities	$(129.0)	$(175.0)	$46.0	(26.3)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating loss, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $144.6 million for the nine months ended September 30, 2025, primarily due to an increase in our reportable segments’ Adjusted EBITDAR.
Investing Cash Flow
Cash used in investing activities during the nine months ended September 30, 2025 and September 30, 2024, was $303.3 million and $312.7 million, respectively, and primarily related to capital expenditures of $457.3 million and $261.7 million, respectively. Cash used in investing activities during the nine months ended September 30, 2025 was partially offset by the receipt of the full $130.0 million in committed funding from GLPI for the sale-and-lease back of real estate assets of the new Joliet facility, as discussed below.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the nine months ended September 30, 2025 and 2024, as applicable.
For the year ending December 31, 2025, we anticipate capital expenditures of approximately $255.0 million, inclusive of capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues, and capital expenditures of $133.2 million incurred during the nine months ended September 30, 2025. Additionally, for the year ending December 31, 2025, we anticipate capital project expenditures of $430.0 million, the majority of which are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements). During the nine months ended September 30, 2025, we incurred capital expenditures of $324.1 million primarily in connection with the PENN Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $130.0 million for the Joliet Project and up to $220.0 million in the aggregate for the Columbus Project and the M Resort Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. The PENN Development Projects are all subject to necessary regulatory and other government approvals. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025, and on November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, of which the new hotel tower is expected to open on December 1, 2025. We have neither requested nor received any funding from GLPI for the Aurora Project or Columbus Project.

Financing Cash Flow
For the nine months ended September 30, 2025, net cash used in financing activities totaled $129.0 million, primarily related to repurchases of $223.8 million of our Convertible Notes, repurchases of our common stock of $269.4 million, principal payments of $72.2 million on our finance leases and financing obligations, $27.1 million in payments on insurance financing, as well as $28.2 million in principal payments on long-term debt, partially offset by net proceeds from our revolving credit facility of $510.0 million.
For the nine months ended September 30, 2024, net cash used in financing activities totaled $175.0 million, primarily related to principal payments of $68.0 million on our finance leases and financing obligations, $30.5 million in indemnification payments, $28.6 million in payments on insurance financing, as well as $28.2 million in principal payments on long-term debt.
As of September 30, 2025, we had $2.9 billion in aggregate principal amount of indebtedness, including $1.9 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, $106.7 million outstanding under our Convertible Notes, and $8.6 million outstanding in other long-term obligations. We had $510.0 million drawn on our Amended Revolving Credit Facility. See definitions for (i) Amended Credit Facilities; (ii) 5.625% Notes; (iii) 4.125% Notes; and (iv) Amended Revolving Credit Facility in Note 6, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements. With the exception of the Convertible Notes, which we expect to refinance on a long-term basis, we have no other debt maturing before January 2027. As of November 5, 2025, the Company had $500.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $476.1 million in available borrowing capacity.
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
As of September 30, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 6, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”), which expires on December 31, 2025.
On October 30, 2025, the Board of Directors approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), subject to the finalization of and entry into the Termination Agreement and the Investment Agreement Amendment, both of which are defined and discussed in Note 9, “Commitments and Contingencies” in the notes to the unaudited Consolidated Financial Statements. The October 2025 Authorization commences on January 1, 2026 and expires on December 31, 2028 and will take effect after the Company’s existing $750.0 million share repurchase program expires on December 31, 2025.
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
During the nine months ended September 30, 2025, the Company repurchased 15,214,631 shares of its common stock in open market transactions for $269.4 million at an average price of $17.70 per share.

Subsequent to the quarter ended September 30, 2025, the Company repurchased 4,876,200 shares of its common stock at an average price of $17.44 per share for an aggregate amount of $85.0 million. As of November 5, 2025, the remaining availability under our December 2022 Authorization was $395.4 million.
The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.
Other Factors Affecting Liquidity
ESPN BET Sportsbook Agreement
On November 5, 2025, PENN and ESPN entered into the Termination Agreement, pursuant to which PENN’s exclusive right to use the ESPN BET trademark for online sports betting in the U.S. will terminate on December 1, 2025. The Termination Agreement provides that PENN will pay ESPN a total of $38.1 million in the fourth quarter of 2025 in respect of all remaining fees owed through the Termination Date. In addition, PENN has agreed to pay ESPN a total of $5.0 million following the Termination Date for traditional media to support theScore Bet and/or Hollywood iCasino offerings. The Termination Agreement provides that these payments will settle all outstanding payment obligations from PENN to ESPN under the Sportsbook Agreement. See Note 9, “Commitments and Contingencies” in the notes to the unaudited Consolidated Financial Statements for additional information.
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
On February 21, 2023, as described in Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements, the Company and GLPI entered into the Master Development Agreement.
The Master Development Agreement contains additional rent (together with the 2023 Master Lease base rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project; and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $130.0 million for the Joliet Project, up to $150.0 million for the M Resort Project, and up to $70.0 million for the Columbus Project, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026, subject to the GLPI Funding Deadline Extension. Our new Joliet facility opened on August 11, 2025, the new hotel tower at the M Resort is expected to open December 1, 2025, and the new Aurora facility and the Columbus hotel tower are expected to open in the second quarter of 2026. The PENN Development Projects are all subject to necessary regulatory and other government approvals. As of November 5, 2025, the Company has received the full $130.0 million in committed funding from GLPI for the Joliet Project, as well as the full $150.0 million in committed funding from GLPI for the M Resort Project. We have neither requested nor received any funding from GLPI for the Aurora Project or Columbus Project.
The sale-and-lease back of real estate assets related to the new Joliet facility to GLPI for $130.0 million and the new M Resort tower for $150.0 million resulted in increased annual rent under the 2023 Master Lease by $10.1 million, and $11.7 million, respectively. These increases are subject to annual escalation in accordance with the terms of the 2023 Master Lease.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 7, “Leases” in the notes to the unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2025	2024	2025	2024
AR PENN Master Lease	$72.0	$71.0	$216.1	$212.9
2023 Master Lease	61.5	58.9	181.1	176.7
Pinnacle Master Lease	87.4	87.4	262.2	259.3
Margaritaville Lease	6.7	6.7	20.1	20.1
Greektown Lease	13.5	13.2	40.0	39.6
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$241.9	$238.0	$721.9	$711.0
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2024. Other than discussed below, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025.
Interactive goodwill
During the quarter ended September 30, 2025, management identified a goodwill impairment triggering event and, as such, performed a quantitative analysis. See Note 5, “Goodwill and Other Intangible Assets” in the notes to the unaudited Consolidated Financial Statements for further discussion.
For our quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model was utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the segment’s peer group was utilized in order to estimate the fair market value of the reporting unit. The Company compared the fair value of the segment’s reporting unit to its carrying amount. As the carrying amount of the reporting unit exceeded the fair value, an impairment was recorded equal to the amount of the excess, which was $825.0 million.

The evaluation of goodwill requires the use of estimates about future operating results of the reporting unit to determine the estimated fair value of the reporting unit. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Significant assumptions utilized in the estimation of future cash flows for the reporting unit include forecasted revenues, forecasted operating expenses, the discount rate used in the valuation, and the terminal year EBITDA exit multiple. These significant assumptions are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance its overall value but may be to the detriment of the Interactive reporting unit. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions, or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record further impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information, and budgets of the reporting unit. These estimates could be negatively impacted by changes in federal, state, provincial, or local regulations, economic downturns, or other events affecting our Interactive segment.
Forecasted cash flows can be significantly impacted by the local economies in which our Interactive reporting unit operates. Increases in unemployment rates, inflation and/or interest rates can also result in decreased customer activity and/or lower customer spend. Additionally, increases in gaming taxes approved by state and provincial regulatory bodies can negatively impact forecasted cash flows.
The goodwill at our Interactive reporting unit was subject to a sensitivity analysis to determine the potential additional impairment loss:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	a 10% decrease in forecasted revenues and EBITDA
Goodwill
PENN Interactive	$766.0	—%	$105.0
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on the unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to the unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” “look forward to,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, the Company’s expectations regarding the rebranding of our U.S. OSB product to theScore Bet and the future success of theScore Bet, Hollywood iCasino and its other digital offerings; the Company’s expectations with respect to share repurchases; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other retail and online gaming and sports betting, entertainment and sports content experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to realize the anticipated benefits of our iCasino forward strategy and the rebranding of our U.S. online sports betting product to theScore Bet; our ability to attract and retain user adoption of theScore Bet and Hollywood iCasino apps in a rapidly evolving and highly competitive market; the impact of the termination of the Sportsbook Agreement; the outcome of any legal proceedings that may be instituted against the Company, or its respective directors, officers or employees; the ability of the Company to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; the impact of activist shareholders; adverse outcomes of litigation involving the Company, including litigation brought by activist shareholders; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of September 30, 2025, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.9 billion, consisting of a $460.6 million Amended Term Loan A Facility, a $967.5 million Amended Term Loan B Facility, and $510.0 million of borrowings against our Amended Revolving Credit Facility. As of September 30, 2025, we had $466.1 million of available borrowing capacity under our Amended Revolving Credit Facility.

The table below provides information as of September 30, 2025 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/1/25 - 9/30/26	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	10/1/29 - 9/30/30	Total	Fair Value
Fixed rate	$—	$400.0	$—	$—	$—	$400.0	$399.5
Average interest rate		5.625%
Fixed rate	$—	$—	$—	$400.0	$—	$400.0	$372.0
Average interest rate				4.125%
Fixed rate	$106.7	$—	$—	$—	$—	$106.7	$111.5
Average interest rate	2.750%
Variable rate	$37.5	$953.1	$10.0	$937.5	$—	$1,938.1	$1,933.5
Average interest rate (1)	5.717%	4.910%	5.738%	5.881%
(1)Estimated rate, reflective of forward SOFR as of September 30, 2025 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and nine months ended September 30, 2025, we incurred an unrealized foreign currency translation adjustment loss of $38.2 million and an unrealized foreign currency translation adjustment gain of $53.8 million, respectively, compared to an unrealized foreign currency translation adjustment gain of $18.6 million and an unrealized foreign currency translation adjustment loss of $36.9 million for the three and nine months ended September 30, 2024, respectively, as reported in “Foreign currency translation adjustment” within the unaudited Consolidated Statements of Comprehensive Loss.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows.
On May 7, 2025, HG Vora Capital Management, LLC, HG Vora Special Opportunities Master Fund, Ltd., and Downriver Series LP – Segregated Portfolio C (collectively, the “HG Vora Plaintiffs”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against PENN, the members of PENN’s Board of Directors (the “Board”) and PENN’s former director Ronald Naples captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313 (the “HG Vora Complaint” or the “HG Vora Action”). The HG Vora Complaint alleges, among other things, that PENN violated Pennsylvania’s Business Corporation Law and the individual defendants breached their fiduciary duties when the Board decreased the number of Class II directors from three to two (the “PENN Board Reduction”) and PENN violated federal securities laws by failing to abide by the universal proxy rules and making materially false and misleading statements in, and omissions from, its press release and its proxy materials filed with the SEC. The HG Vora Complaint seeks, among other things, a declaration that the PENN Board Reduction is invalid, injunctive relief ordering PENN to correct the alleged materially false and misleading statements in its proxy materials, injunctive relief allowing PENN shareholders an opportunity to elect three directors at our 2025 annual meeting of shareholders and damages in an amount to be determined at trial. The defendants believe the allegations set forth in the HG Vora Complaint are without merit. On May 8, 2025, the Board voted to constitute a special litigation committee to evaluate the HG Vora Plaintiffs’ claim that the individual defendants breached their fiduciary duties in connection with the PENN Board Reduction. On May 14, 2025, the HG Vora Plaintiffs filed a motion for an expedited trial and early case management conference. On May 19, 2025, the defendants filed a motion to stay the HG Vora Action for the time reasonably necessary to permit the special litigation committee to complete its investigation. On July 7, 2025, the court denied the HG Vora Plaintiffs’ motion in its entirety and partially granted the defendants’ motion to stay. The court stayed the breach of fiduciary duty claim for 30 days but declined to stay the other claims in the HG Vora Complaint. On July 28, 2025, the defendants filed a motion to dismiss the non-stayed claims in the HG Vora Complaint. In lieu of responding to the motion, the HG Vora Plaintiffs filed an amended complaint on August 18, 2025 that asserts the same causes of action as the original complaint. On August 20, 2025, the Court extended the stay of the breach of fiduciary duty claim for an additional 90 days. On September 18, 2025, the defendants filed a renewed motion to dismiss the non-stayed claims, which motion was fully briefed on October 30, 2025. On October 31, 2025, the defendants filed a motion to extend the stay of the breach of fiduciary duty claim for an additional 30 days.
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
Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. As a regional operator, our in-person customers are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or changes in consumer preferences, including as a result of perceived or actual adverse economic conditions or inflation, changes in interest or unemployment rates, government shutdowns, tight credit conditions, increased housing, energy, food and travel costs, global hostilities, trade disputes, including the imposition of new or increased tariffs, political or social unrest, widespread illnesses, or other factors beyond our control, could adversely affect the gaming and entertainment industries and demand for our products and amenities, which could materially and adversely affect our business, financial condition, and results of operations.
For example, the U.S. has recently announced certain changes, and has proposed additional changes, in trade policies, including imposing significant tariffs on imports from other countries. These actions have resulted, and are expected to further result, in responsive actions by impacted countries. There continues to be significant uncertainty regarding the extent and duration of the tariffs, and any resulting economic downturns or market volatility may adversely impact our business, financial condition, and results of operations.

Shareholder activists have, and could in the future, cause a disruption to, or have an adverse effect on, our business.
We have been subject to shareholder activism and may be subject to such activism in the future, which may include proxy solicitations, shareholder proposals or other actions by activists to effect changes to the Company or to assert influence on our Board of Directors and management. For example, in January 2025, HG Vora Capital Management, LLC (“HG Vora”) notified our Board that it had nominated three director candidates to stand for election at the Company’s 2025 annual meeting of shareholders, William Clifford, Johnny Hartnett, and Carlos Ruisanchez. Subsequently, the Company’s financial advisors held calls with HG Vora’s outside advisor, and the Board’s Nominating and Corporate Governance Committee reviewed HG Vora’s nominees in line with the Company’s normal evaluation procedures, including conducting thorough interviews with all nominees. Following this evaluation, the Board nominated Mr. Hartnett and Mr. Ruisanchez for election to the Board at the Company’s 2025 annual meeting of shareholders. HG Vora filed a definitive proxy statement with the SEC on May 12, 2025, and sought the election of three director candidates to the Board. At the Company’s 2025 annual meeting of shareholders held on June 17, 2025, our shareholders elected each of Mr. Hartnett and Mr. Ruisanchez to our Board of Directors.
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
On May 7, 2025, the HG Vora Plaintiffs filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against PENN, the members of the Board and PENN’s former director Ronald Naples captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313. The HG Vora Complaint alleges, among other things, that PENN violated Pennsylvania’s Business Corporation Law and the individual defendants breached their fiduciary duties when the Board decreased the number of Class II directors from three to two and PENN violated federal securities laws by failing to abide by the universal proxy rules and making materially false and misleading statements in, and omissions from, its press release and its proxy materials filed with the SEC. The HG Vora Complaint seeks, among other things, a declaration that the PENN Board Reduction is invalid, injunctive relief ordering PENN to correct the alleged materially false and misleading statements in its proxy materials, injunctive relief allowing PENN shareholders an opportunity to elect three directors at PENN’s 2025 annual meeting of shareholders and damages in an amount to be determined at trial.
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

The termination of our partnership with ESPN could negatively impact our business, reputation, financial condition, and results of operations.
On November 5, 2025, PENN and ESPN entered into the Termination Agreement to terminate the Sportsbook Agreement, effective December 1, 2025. The Sportsbook Agreement, provided an exclusive license to use the ESPN BET trademark in the U.S. and certain marketing, content integration and promotional services. In connection with the termination, we will rebrand the existing ESPN BET sportsbook across all online platforms in the U.S. to theScore Bet. The loss of our exclusive license and the transition from ESPN BET to theScore Bet could adversely affect our ability to attract new users to our offerings and retain the business of existing users in a cost-effective manner. The rebranding has resulted in an impairment in our Interactive segment. There is no assurance that we will not incur future impairments, that we will realize the anticipated benefits of our rebranding initiative, and the termination of our partnership with ESPN could materially adversely affect our business, reputation, financial condition, and results of operations.
There can be no assurance that we will be able to compete effectively or generate sufficient returns from our online sports betting and iCasino operations.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing such intra-state sports wagering. As of November 5, 2025, we offer online sports betting in 21 jurisdictions, and we expect to launch online sports betting in additional jurisdictions in the remainder of 2025 and 2026. Additionally, we have entered into agreements with other online sports betting and iCasino operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions.
Our sports betting and iCasino operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. There can be no assurance that we will realize the anticipated benefits of our online sports betting and iCasino operations. Further, the success of our sports betting and iCasino operations is dependent on a number of additional factors, many of which are beyond our control, including tax rates and license fees, our ability to gain market share, our ability to attract and retain customers, the success of our rebranding initiative across our online sports betting platforms in the U.S., the timeliness and viability of our products, our ability to compete with new entrants in the market, changes in consumer demographics and public tastes and preferences, unexpected sporting event cancellations or delays, and the availability and popularity of other forms of entertainment. There can be no assurance that our online sports betting and iCasino operations will be able to compete effectively or generate sufficient returns. These factors could cause the market price of our common stock to decline, and adversely impact our financial condition, results of operations and cash flows.
Our growth and success depend, in part, on the success of our strategic relationships with third parties.
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos, and other third parties, in order to attract users to our properties and online sportsbook and iCasino offerings. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to our competitors. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. If any of our existing or future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could increase the cost to attract consumers and adversely impact our business, financial condition, and results of operations. In addition, the termination of strategic relationships with third parties, or negative claims or publicity involving us or such third parties, could harm our reputation and brand image, which could adversely affect our ability to attract and retain users to our properties and online sportsbook and iCasino offerings.
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
Our ability to achieve revenue growth in the future in our Interactive segment (inclusive of theScore Bet and Hollywood iCasino apps) will depend, in large part, upon our ability to attract new users to our offerings, retain existing users and reactivate inactive users in a cost-effective manner. Achieving growth in our community of users may require us to engage in sophisticated and costly sales and marketing and promotional efforts. There can be no assurance that we will realize the anticipated benefits of our investments in technology, products, service offerings and marketing initiatives. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings.
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
In addition, our ability to both retain and increase the number of users of our offerings will depend on continued user adoption of theScore Bet and Hollywood iCasino apps, and online gaming in general. Growth in the online gaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2025, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
July 1, 2025 - July 31, 2025	126,611	$17.89	—	$634.4
August 1, 2025 - August 31, 2025	2,946,443	$18.99	2,928,639	$578.8
September 1, 2025 - September 30, 2025	5,051,510	$19.55	5,036,643	$480.4
Total	8,124,564	$19.32	7,965,282
(1)Includes 126,611, 17,804, and 14,867 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended July 31, 2025, August 31, 2025, and September 30, 2025, respectively.
(2)On December 6, 2022, our Board of Directors authorized the December 2022 Authorization for the repurchase of $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. We initiated share repurchases under the December 2022 Authorization in 2023. The December 2022 Authorization expires on December 31, 2025. Stock repurchases are funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.
Executive Employment Agreement
The Company entered into a new Executive Employment agreement with its Executive Vice President – Operations, Todd George, on November 5, 2025. The Executive Agreement supersedes Mr. George’s prior executive agreement (scheduled to expire on January 1, 2026), is effective as of November 5, 2025, and terminates on January 1, 2029 (the “Term”) unless earlier terminated by either party. The Executive Agreement provides that Mr. George’s annual base salary will be $1.03 million, and his target annual bonus will be 125% of his base salary.
In the event Mr. George’s employment is terminated without cause (as defined in the Executive Agreement), or Mr. George resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term, Mr. George will be entitled to (i) severance payments equal to the sum of (a) two times his annual base salary and (b) one and one half times his target annual bonus (or two times his target annual bonus if the termination occurs during the twenty-four months following a change of control), and (ii) pro rata annual bonus for the fiscal year in which termination occurs.
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

4.1
Amendment No. 1 to Investment Agreement, dated as of November 5, 2025, by and between PENN Entertainment, Inc. and ESPN, Inc. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025 (SEC File No. 000-24206).

10.1
Executive Agreement dated August 5, 2025, between PENN Entertainment, Inc. and Jay Snowden is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (SEC File No. 000-24206).

10.2*	Executive Agreement, dated November 5, 2025, between PENN Entertainment, Inc. and Todd George.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN Entertainment, Inc.
Dated:	November 6, 2025	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)