Form 10-K
period 2025-12-31
PENN Entertainment, Inc.
filed 2026-02-26
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $2.5 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2025. As of February 23, 2026, the number of shares of the registrant’s common stock outstanding was 133,546,273 (including 98,920 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2026 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN ENTERTAINMENT, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to the business strategy, prospects and financial position of PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”). These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding the Company’s expectations of future results of operations and financial condition; the Company’s expectations regarding the future success of theScore Bet, Hollywood iCasino and its other digital offerings; the Company’s expectations with respect to share repurchases; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting (“OSB”), and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other retail and online gaming and sports betting, entertainment and sports content experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to realize the anticipated benefits of our iCasino forward strategy and the rebranding of our U.S. OSB product to theScore Bet; our ability to attract and retain user adoption of theScore Bet and Hollywood iCasino apps in a rapidly evolving and highly competitive market; the outcome of any legal proceedings that may be instituted against the Company, or its respective directors, officers or employees; the ability of the Company to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; the impact of activist shareholders; adverse outcomes of litigation involving the Company; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors discussed in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

PART I
ITEM 1.BUSINESS
Overview
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 33 million members a unique set of rewards and experiences.
On November 6, 2025, the Company announced the early termination of our U.S. sportsbook agreement with ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”), effective December 1, 2025. As a result, we realigned our digital focus to leverage the strength of our U.S. iCasino and Canadian operations, and we rebranded our OSB offering in the U.S. to theScore Bet, leveraging connectivity with theScore media app and our PENN Play loyalty program to drive cross-sell opportunities across our retail and digital ecosystem.

Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our OSB, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”) subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements).
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
Retail Operations
As of December 31, 2025, we owned, managed, or had ownership interests in 42 gaming and racing properties in 19 states. In addition, we offer live sports betting at our properties in 14 states.
Operating Properties
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust. In 2023, as part of our continuous capital investment strategy, the Company and GLPI amended and restated certain leases and entered into a master development agreement for planned redevelopment and relocation projects at certain properties which are expected to progress throughout 2026. See “Triple Net Leases” below for further discussion.
The table below summarizes certain features of the properties owned, operated, or managed by us as of December 31, 2025, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago (2)	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	55,700	979	28	288
Hollywood Casino Bangor	Bangor, ME	AR PENN Master Lease	Land-based gaming/racing	31,750	625	18	152
Hollywood Casino at Charles Town Races (2)	Charles Town, WV	AR PENN Master Lease	Land-based gaming/racing	115,000	1,720	63	153
Hollywood Casino Columbus (2)	Columbus, OH	2023 Master Lease	Land-based gaming	180,500	1,554	69	—
Hollywood Casino at Greektown (2)	Detroit, MI	VICI Master Lease	Land-based gaming	100,000	1,874	61	400
Hollywood Casino Lawrenceburg (2)(3)	Lawrenceburg, IN	AR PENN Master Lease	Dockside gaming	149,500	970	38	463
Hollywood Casino Morgantown (2)(4)	Morgantown, PA	Morgantown Lease	Land-based gaming	34,467	675	23	—

Hollywood Casino at PENN National Race Course (2)	Grantville, PA	AR PENN Master Lease	Land-based gaming/racing	94,371	1,553	42	—
Hollywood Casino Perryville (2)	Perryville, MD	2023 Master Lease	Land-based gaming	34,500	654	13	—
Hollywood Casino at The Meadows (2)	Washington, PA	2023 Master Lease	Land-based gaming/racing	125,000	1,923	94	—
Hollywood Casino Toledo (2)	Toledo, OH	2023 Master Lease	Land-based gaming	135,000	1,706	41	—
Hollywood Casino York (2)	York, PA	Operating Lease (not with REIT Landlord)	Land-based gaming	32,581	715	28	—
Hollywood Gaming at Dayton Raceway (2)	Dayton, OH	AR PENN Master Lease	Land-based gaming/racing	40,700	1,091	—	—
Hollywood Gaming at Mahoning Valley Race Course (2)	Youngstown, OH	AR PENN Master Lease	Land-based gaming/racing	54,800	1,034	—	—
Marquee by PENN (5)	Pennsylvania	N/A	Land-based gaming	N/A	165	—	—
Plainridge Park Casino (2)	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,225	1,007	—	—

South segment
1st Jackpot Casino (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	46,535	645	8	—
Ameristar Vicksburg (2)	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,926	869	17	148
Boomtown Biloxi (2)	Biloxi, MS	AR PENN Master Lease	Dockside gaming	34,500	571	21	—
Boomtown Bossier City (2)	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	20,000	607	8	187
Boomtown New Orleans (2)	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	720	26	150
Hollywood Casino Gulf Coast (2)	Bay St. Louis, MS	AR PENN Master Lease	Land-based gaming	51,000	767	30	291
Hollywood Casino Tunica (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	54,000	780	9	494
L’Auberge Baton Rouge (2)	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	822	56	205
L’Auberge Lake Charles (2)	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	70,000	1,100	81	995
Margaritaville Resort Casino (2)	Bossier City, LA	VICI Master Lease	Dockside gaming	30,000	946	43	395

West segment
Ameristar Black Hawk (2)	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	849	39	536
Cactus Petes and Horseshu (2)	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	30,600	521	16	416
M Resort Spa Casino (2)	Henderson, NV	2023 Master Lease	Land-based gaming	96,000	949	37	765
Zia Park Casino	Hobbs, NM	AR PENN Master Lease	Land-based gaming/racing	18,000	723	—	154

Midwest segment
Ameristar Council Bluffs (2)(6)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,285	17	444
Argosy Casino Alton (2)(7)	Alton, IL	AR PENN Master Lease	Dockside gaming	24,410	519	9	—
Argosy Casino Riverside (2)	Riverside, MO	AR PENN Master Lease	Dockside gaming	58,850	1,060	31	258
Hollywood Casino Aurora (2)	Aurora, IL	2023 Master Lease	Dockside gaming	53,000	836	27	—
Hollywood Casino Joliet (2)	Joliet, IL	2023 Master Lease	Land-based gaming	48,874	1,005	43	—
Hollywood Casino at Kansas Speedway (2)(8)	Kansas City, KS	Owned - joint venture	Land-based gaming	95,000	1,525	32	—
Hollywood Casino St. Louis (2)	Maryland Heights, MO	AR PENN Master Lease	Dockside gaming	120,000	1,652	45	502
Prairie State Gaming (5)	Illinois	N/A	Land-based gaming	N/A	2,307	—	—
River City Casino (2)	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,588	42	200

Other
Freehold Raceway (9)	Freehold, NJ	Owned - joint venture	Standardbred racing	—	—	—	—
Retama Park Racetrack (10)	Selma, TX	None - Managed	Simulcasting/quarter horse racing	—	—	—	—
Sam Houston Race Park	Houston, TX	Owned	Simulcasting/thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Owned	Simulcasting/restaurant	—	—	—	—
Valley Race Park (11)	Harlingen, TX	Owned	Greyhound racing	—	—	—	—
				2,438,289	40,891	1,155	7,596
(1)Excludes poker tables.
(2)Property offers a sportsbook for live sports betting.
(3)Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.
(4)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to GLPI.
(5)VGT route operations.
(6)Includes 284 rooms operated by a third-party and located on land leased by us and subleased to such third-party.

(7)The riverboat is owned by us and not subject to the AR PENN Master Lease.
(8)Pursuant to a joint venture with NASCAR Holdings LLC.
(9)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc. Operations at Freehold Raceway ceased on December 28, 2024.
(10)Pursuant to a management contract with Retama Development Corporation.
(11)In March 2020, Valley Race Park closed due to COVID-19 and remains non-operational.
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
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games, poker tables, a sportsbook for live sports betting, as well as multiple food and beverage outlets, and an entertainment lounge.
Hollywood Casino at Greektown is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, and a sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.
Hollywood Casino Lawrenceburg is a Hollywood-themed casino riverboat located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines and table games, the riverboat features a sportsbook for live sports betting, as well as a variety of dining options. The hotel and event center, located within one mile from the casino, includes 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.
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
Marquee by PENN is our licensed VGT route operator with a network of 34 truck stop establishments in Pennsylvania.
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
Boomtown Biloxi, located in Biloxi Mississippi, offers slot machines, table games, poker tables, and a sportsbook for live sports betting, as well as two distinct dining options. The property also includes a recreational vehicle park.
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

West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. The resort features slot machines, table games, poker tables, and a sportsbook for live sports betting. In addition to gaming amenities, the resort features a hotel, a full-service day spa, several dining outlets, a live entertainment bar, and 15,000 square feet of meeting and event space.
Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located just south of the Idaho border in Jackpot, Nevada. The Jackpot Properties collectively feature two hotels, several dining options, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, a sportsbook for live sports betting, and meeting and event facilities.
M Resort Spa Casino, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated at the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games, and a sportsbook for live sports betting, as well as a hotel and a variety of dining and bar options. M Resort Spa Casino opened a second hotel tower on December 1, 2025, which added 375 rooms to the property, bringing its total to 765 rooms and suites. The property also features more than 85,000 square feet of meeting and conference space, a spa and fitness center, and a 100,000 square foot event center.
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
Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City. In addition to gaming amenities and a sportsbook for live betting, this Mediterranean-themed property features a nine-story hotel, a spa, an entertainment facility featuring various food and beverage areas, a VIP lounge and a sports/entertainment lounge, and 19,000 square feet of banquet/conference facilities.
Hollywood Casino Aurora is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino offers guests gaming amenities, including a poker room and a sportsbook for live sports betting, and features multiple dining and bar options.
Hollywood Casino Joliet is located in Joliet, Illinois, approximately 40 miles southwest of Chicago. The property relocated its riverboat casino operations to a new, state-of-the-art land-based facility which opened on August 11, 2025. The facility features approximately 1,000 slots and 43 live table games, including high-limit slots and table games, a baccarat room, and a sportsbook for live sports betting. Its unique bars and restaurants include Sorellina by Giada De Laurentiis and Boulevard Food & Drink Hall. Additional features of the new property include an approximately 10,000 square foot, all-ages event center with meeting areas.
Hollywood Casino at Kansas Speedway, our 50% joint venture with NASCAR, is located in Kansas City, Kansas. It features slot machines, table games, poker tables, a sportsbook for live sports betting, and offers a variety of dining and entertainment facilities and a meeting room.
Hollywood Casino St. Louis is located adjacent to the Missouri River directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility features slot machines, table games, poker tables, a hotel, a sportsbook for live sports betting, and a variety of dining and entertainment venues.
Prairie State Gaming is our licensed VGT route operator in Illinois across a network of over 410 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.

River City Casino is located in the St. Louis, Missouri metropolitan area, just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. River City Casino features a hotel, multiple dining outlets, an entertainment lounge, a sportsbook for live sports betting, and over 10,000 square feet of conference space.
Interactive Operations
PENN Interactive operates our online gaming portfolio which includes: (i) theScore Bet, an online sportsbook operating in select U.S. jurisdictions and Ontario, Canada; (ii) theScore Casino, a stand-alone iCasino website and app operating in Ontario, Canada; (iii) Hollywood Casino, an iCasino operating in select U.S. jurisdictions, including within the theScore Bet website and app and stand-alone Hollywood iCasino website and app; and (iv) PENN Game Studios, our in-house iCasino and social gaming content studio.
In addition, PENN Interactive also operates our digital sports media business, theScore Media and Gaming, Inc. (“theScore”). As of December 31, 2025, PENN Interactive operates online sportsbooks in 22 jurisdictions and iCasino in five jurisdictions throughout the U.S. and Canada.
Previously, PENN Interactive’s online gaming business included Barstool Sportsbook & Casino (“Barstool Sportsbook”), an online sportsbook and iCasino. In 2023, the Barstool Sportsbook brand was discontinued and PENN Interactive re-launched its U.S. online sportsbook product as ESPN BET and its U.S. iCasino product as Hollywood Casino.
PENN’s exclusive right to use the ESPN BET trademark for its OSB offerings in the U.S. ended on December 1, 2025. As a result, we have realigned our digital focus to leverage the strength of our U.S. iCasino and Canadian operations, while continuing to use OSB to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets. On December 1, 2025, we rebranded our OSB offering in the U.S. to theScore Bet. We have operated theScore Bet brand in Ontario since 2022, and our OSB product in both the U.S. and Canada now leverages connectivity with the theScore media app, which has approximately 4 million monthly active users across North America.
In addition, PENN Interactive supports operations for retail sportsbooks across the Company’s portfolio of casinos, including, as of December 31, 2025, 33 retail sportsbooks located at the Company’s properties in 14 states. In 2023, PENN Interactive also began providing retail sportsbook management services to select casino operators outside our Company’s portfolio.
Further, through PENN’s portfolio of properties, PENN Interactive has entered into multi-year agreements with sports betting operators for OSB and iCasino market access in six states as of December 31, 2025.
theScore is a sports media company that provides comprehensive coverage of sports through its various platforms including theScore media app, theScore Bet Sportsbook and Casino app, and theScore Casino app. theScore media app delivers users highly-personalized live scores, news, stats, and betting information from their favorite teams, leagues, and players. theScore Bet Sportsbook and Casino app delivers an immersive and holistic mobile sports betting and iCasino gaming experience, leveraging theScore’s proprietary player account management and risk and trading platforms. Additionally, theScore Casino app offers a variety of online slots, table games and live dealer content. theScore’s technology, resources, and audience reach is used to accelerate our media and sports betting strategy across North America and is the foundation for online sportsbook and iCasino products, such as theScore Bet.
Barstool. PENN Entertainment, Inc., through a wholly-owned subsidiary, held a 36% equity interest in Barstool. Under this relationship, Barstool exclusively promoted the Company’s sports betting and iCasino products, including the Barstool Sportsbook website and app, as well as our retail gaming and racing properties, to its national audience and granted us the sole right to utilize the Barstool brand for our online and retail sports betting and iCasino products. On February 17, 2023, we completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for cash consideration of approximately $315.3 million and the issuance of 2,442,809 shares of our common stock to certain former stockholders of Barstool. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN.
In connection with PENN’s decision to rebrand our OSB business from Barstool Sportsbook to ESPN BET, we entered into a stock purchase agreement with David Portnoy on August 8, 2023 (the “Barstool SPA”). Pursuant to the Barstool SPA, PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration and certain non-compete and other restrictive covenants.

As described above, the following table summarizes PENN Interactive’s operations by jurisdiction as of December 31, 2025:

Jurisdiction	Online Sportsbook	iCasino	Management of PENN Retail Sportsbook	Market Access Partnership
Arizona	x
Colorado	x		x
Illinois	x		x
Indiana	x		x	x
Iowa	x		x
Kansas	x		x
Kentucky	x
Louisiana	x		x	x
Maryland	x		x
Massachusetts	x		x	x
Michigan	x	x	x
Mississippi			x
Missouri	x		x
New Jersey	x	x
New York	x
North Carolina	x
Ohio	x		x	x
Ontario	x	x
Pennsylvania	x	x	x	x
Tennessee	x
Virginia	x
Washington D.C.	x
West Virginia	x	x	x	x
Other
Freehold Raceway. Through our joint venture with Greenwood, we previously owned 50% of a leased off-track wagering (“OTW”) facility in Toms River, New Jersey, and operated another OTW facility, which we constructed, in Gloucester Township, New Jersey. The OTW facility in Gloucester Township closed on December 15, 2024. Operations ceased at Freehold Raceway on December 28, 2024. The Freehold Raceway property was sold on June 10, 2025. We currently own 10 acres of land in Cherry Hill, New Jersey.
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

Triple Net Leases
As noted above, the majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are with GLPI, and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined below and collectively referred to as the “Master Leases”). As of December 31, 2025, in addition to the Master Leases, three individual gaming facilities used in our operations are subject to triple net leases (together with the Master Leases, the “Triple Net Leases”). Under our Triple Net Leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
The following summaries of the Master Leases are qualified in their entirety by reference to either the AR PENN Master Lease, the 2023 Master Lease, or the Pinnacle Master Lease, as applicable, all of which are incorporated by reference in the exhibits to this Annual Report on Form 10-K.
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
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years. Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal periods of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
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

Other triple net leases with REIT landlords
The Company has a triple net lease with GLPI for the land underlying the Hollywood Casino Morgantown property. Additionally, on December 4, 2025, the Company entered into a triple net master lease with VICI Properties, Inc. (NYSE: VICI) (“VICI”) which amended and restated the individual triple net leases for the real estate assets associated with the Margaritaville Resort Casino (“Margaritaville”) and Hollywood Casino at Greektown (“Greektown”) properties into a single combined lease. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Trademarks
We own a number of trademarks and service marks registered or pending registration with the U.S. Patent and Trademark Office (“USPTO”), the Canadian Intellectual Property Office (“CIPO”), and/or other intellectual property organizations in the European Union, the United Kingdom, and other countries around the world, including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” “PENN Entertainment®,” and “PENN Play®.” theScore’s registered trademarks and service marks include “theScore®,” “theScore Bet®,” “theScore CasinoTM” and “theScore esports®”, among others. We believe that our rights to our trademarks are well-established and have competitive value to our properties and businesses. We also have a number of trademark applications pending with the USPTO, CIPO, and the World Intellectual Property Organization.
Among others, we have a licensing agreement with a third-party to use the “Margaritaville” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana.
Competition
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size, and other gaming options, such as state and province-sponsored internet lotteries, sweepstakes (including sweepstakes-based OSB and online casino), charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports, historical horse racing gaming terminals, prediction markets and other event contracts related to sports or other future outcomes, such as political elections, and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel. Competition is discussed in further detail within “Item 1A. Risk Factors” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Seasonality
Our operations are subject to seasonality, including seasonality based on the weather in the region in which the properties operate and the travel habits of visitors. Business at our properties can also fluctuate due to specific holidays or other significant events, particularly when a holiday falls in a different quarter than the prior year, city-wide conventions, large sporting events or concerts, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and OSB which coincides with certain sporting events, as well as seasons of professional sports teams. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for additional information.
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
Employees and Human Capital Resources
The Company’s human capital strategy is focused on attracting, developing, engaging, and retaining high-quality talent to support our operating priorities. Our commitment to an equal opportunity and respectful workplace where team members feel valued, respected, and supported is an important factor in our success. Our programs are designed to strengthen succession pipelines for key roles and leadership positions; recognize and support team members through competitive pay and benefits; promote community engagement through our philanthropic efforts; and invest in technology and resources that help team members perform their jobs efficiently.
As of December 31, 2025, we had approximately 23,441 full-time and part-time employees. We had 35 collective bargaining agreements covering approximately 4,286 active union employees, of which 15 are scheduled to expire in 2026. Although we believe we have strong employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements, or that any such agreements will be on terms comparable to existing agreements.
Through the efforts of our corporate, interactive, and retail property leadership teams, and our charitable foundation, we continued, launched and/or expanded several initiatives in 2025 intended to support our team members and their families and strengthen the communities in which we operate.
Key programs and initiatives include:

•Talent development and succession planning. We conduct regular talent review cycles for salaried team members to identify high-potential talent for promotions and stretch opportunities and to align team members with development plans.
•Leadership and skills development. We continued to provide leadership training and functional development through various programs designed for hourly and salaried team members who seek advancement into leadership roles. We also support leader readiness through self-paced learning platforms and an enterprise e-course for people leaders, with additional training planned for 2026.
•Mentoring and inclusion. We continue to scale our development opportunities through programs that provide development and networking opportunities to team members across the organization. These efforts are supported by enterprise learning resources such as PENN Ed and Learning Central.
•Engagement, recognition, and culture. We reinforce engagement and performance through enterprise recognition and communication platforms, which support cross-property connection and collaboration. We also provide internal communications to share timely updates and stories across the organization.
•Service excellence and brand alignment. We invest in training to support guest service and operating standards, including our partnership with service culture experts, to develop and implement a guest service model aligned with the Hollywood Casino rebrand.
•Onboarding and support for leaders. We launched a structured onboarding experience for new people leaders, including a centralized SharePoint resource and a toolkit intended to support consistent leadership practices.
•Innovation and continuous improvement. We encourage cross-functional innovation through PENN-Ovation, our internal innovation challenge, supported by executive coaches and senior executive sponsorship. In 2025 we expanded SmartDollar, a financial wellness program introduced by a 2024 PENN-Ovation team, designed to help team members increase savings and eliminate personal debt.
•Community and purpose. We support educational access through initiatives such as our PENN Scholarship Fund for the children of our team members. Additionally, we partner with universities/colleges to provide scholarships for STEM students and Veterans in the states where we operate.
•Talent pipelines and mobility. We build early-career pipelines through LEAP, our internship program. We also emphasize internal mobility, including filling the majority of open executive positions at the property level in 2025 with internal candidates or returning team members.
•Veteran pathways. We received approval from the Department of Defense to offer a SkillBridge program (PENN Fellowship) for transitioning service members to gain hands-on experience during their final 180 days of service. We welcomed our first Fellow in 2025, and additional Fellows are expected to begin in the first quarter of 2026.

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
Risks Related to Our Business, Industry and Market Conditions
•The gaming, media, and entertainment industries are highly competitive, and we expect competition to continue to intensify, including as a result of growing competition from new forms of gaming such as prediction markets.
•Our business is sensitive to reductions in discretionary consumer spending, which may be adversely impacted by downturns in the economy and other factors outside of our control.
•Our results of operations fluctuate due to seasonality and other factors, which could make our future operating results difficult to predict.
•Participation in the sports betting industry exposes us to trading, liability management, and pricing risk.
•Shareholder activists have, and could in the future, cause a disruption to, or have an adverse effect on our business.

Risks Related to Our Operations
•We generate a significant percentage of our revenues from certain geographic regions and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these regions.
•A significant portion of our cash flow from operations is used to make interest payments and rent payments under our debt and lease agreements.
•We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all.
•There can be no assurance that we will be able to compete effectively or generate sufficient returns from our OSB and iCasino operations, including theScore Bet and Hollywood iCasino.
•The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors, including factors beyond our control.
•We face the risk of fraud, theft, and cheating.
•We are subject to risks associated with leased property, as most of our facilities are leased.
•Our operations in several jurisdictions depend on development agreements, management agreements and/or leases with third parties and local governments that may not be renewed or the terms of a renewal may require significant fees or capital expenditure commitments.
•We rely on third parties to provide services that are essential to the operation of our OSB and iCasino business, including geolocation, identity and age verification, payment processing, and sports data.
•The termination of our partnership with ESPN could negatively impact our business, reputation, financial condition, and results of operations.
•The success of our business is largely dependent on the skill and experience of management and key personnel, and our ability to attract and retain talented team members.

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
•We operate facilities that are located in areas that experience extreme weather conditions, which may increase in frequency and severity as a result of climate change.
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
•We face a number of challenges prior to opening new or upgraded gaming properties, launching iCasino and sports betting in new jurisdictions, or launching new iCasino or sports betting offerings.

Legal and Regulatory Risk Factors
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
•We are subject to risks and costs related to climate change regulations.

Risks Related to Our Information Systems and Technology
•If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our business may be disrupted or our costs may increase.
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
•We have begun using artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

Risks Related to Our Business, Industry, and Market Conditions
The gaming, media, and entertainment industries are highly competitive, and we expect competition to continue to intensify, including as a result of growing competition from new forms of gaming such as prediction markets.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size, and other gaming options, such as state and province-sponsored internet lotteries, sweepstakes (including sweepstakes-based OSB and online casino), charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports, historical horse racing gaming terminals, prediction markets and other event contracts related to sports or other future outcomes, such as political elections, and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations.

More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. We expect this significant competition to continue, which may require us to undertake additional substantial capital expenditures to maintain and enhance the competitive positioning of our properties and the attractiveness of our facilities. There can be no assurance that we will have sufficient funds, or be able to obtain sufficient financing, to undertake such expenditures or that we will realize an adequate return on such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
Similarly, there is significant competition among iCasino and OSB providers, and certain competitors have achieved meaningful economies of scale. This scale could result in competitors with increased financial resources and more efficient cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, adopt aggressive pricing or promotional policies, and broaden their geographic scope of operations. In addition, iCasino and online sports betting providers face growing competition from prediction markets. The regulatory and legal frameworks applicable to prediction markets are complex, evolving and may involve overlapping federal and state oversight, and we are continuing to monitor developments in this area. If our offerings are not competitive, including as a result of our competitors adopting or developing new technologies, such as using artificial intelligence to enhance their product offerings and marketing efforts, or innovative products more quickly or successfully than us, our Interactive segment’s business, financial condition, and results of operations could suffer.
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
Our results of operations fluctuate due to seasonality and other factors, which could make our future operating results difficult to predict.
Our online sportsbook, retail sportsbook, and core retail business operations fluctuate due to seasonal trends and other factors. For example, we have experienced sports betting volume decreases during applicable off-seasons and increases during significant sporting events. In addition, the performance of certain individual athletes or teams may significantly impact our financial performance. Our retail gaming operations are also subject to seasonality, including seasonality based on the weather in the markets in which they operate, specific holidays, or other significant events.
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
Further, a customer’s skill, experience, and behavior, the mix of games played, the financial resources of customers, the volume of bets placed and the amount of time spent playing may also impact our financial performance.

Participation in the sports betting industry exposes us to trading, liability management, and pricing risk.

Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to us over a large number of events. However, there can be significant variation in gross win percentage on an event-by-event and day-by-day basis. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future, including because such risk is impacted by factors that are beyond our control, such as a customer’s skill, experience, and behavior, the mix of games played, the financial resources of customers, the volume of bets placed and the amount of time spent playing. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even though a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition, and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high handle tax on betting (as opposed to a gross-win or revenue tax), such action would adversely impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.
Shareholder activists have, and could in the future, cause a disruption to, or have an adverse effect on, our business.
We have been subject to shareholder activism and may be subject to such activism in the future, which may include proxy solicitations, shareholder proposals or other actions by activists to effect changes to the Company or to assert influence on the Company’s Board of Directors (the “Board”) and management. For example, in January 2025, HG Vora Capital Management, LLC (“HG Vora”) notified our Board that it had nominated three director candidates to stand for election at the Company’s 2025 annual meeting of shareholders held on June 17, 2025 (the “2025 Annual Meeting”), William Clifford, Johnny Hartnett, and Carlos Ruisanchez. Subsequently, the Board’s Nominating and Corporate Governance Committee reviewed HG Vora’s nominees in line with the Company’s normal evaluation procedures, including conducting thorough interviews with all nominees. Following this evaluation, the Board nominated Mr. Hartnett and Mr. Ruisanchez for election to the Board at the 2025 Annual Meeting for the two available Board seats. HG Vora filed a definitive proxy statement with the SEC on May 12, 2025, and sought the election of three director candidates to the Board, despite there being only two Board seats available for election. At the 2025 Annual Meeting, our shareholders elected each of Mr. Hartnett and Mr. Ruisanchez to our Board. In February 2026, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with HG Vora and certain related parties, providing for, among other things, the appointment of Heather Ace, Jeffrey Fox, and Fabio Schiavolin to the Board. Pursuant to the Cooperation Agreement, HG Vora has agreed to abide by customary standstill restrictions, and the Company and HG Vora have also agreed to certain nondisparagement obligations, in each case which remain in effect until forty-five days prior to the deadline for the submission of shareholder nominations of directors and business proposals for the Company’s 2028 Annual Meeting of Shareholders. In addition, HG Vora agreed to voluntarily dismiss the litigation in the United States District Court for the Eastern District of Pennsylvania captioned HG Vora Capital Management, LLC, et al. v. PENN Entertainment, Inc., et al., No. 5:25-cv-02313, which case was dismissed with prejudice on February 23, 2026. The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cooperation Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2026, and is incorporated herein by reference.
Shareholder activism pursued against the Company has in the past, and may in the future, give rise to or result in, among other things: (i) increased costs, including expenses of third-party advisors, insurance, legal, administrative expenses and other associated costs; (ii) perceived uncertainties as to our future direction, which could result in reputational harm and the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors, customers, suppliers, business partners, and regulators; (iii) reduction or delay in our ability to effectively and timely execute our current business strategy and to implement new strategies; (iv) diversion of the attention of our Board and management team; (v) potential litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto; (vi) adverse implications from a gaming regulatory perspective, including those arising from a shareholder activist failing to comply with applicable gaming laws in connection with its investment in the Company, the imposition of additional conditions for obtaining or maintaining gaming licenses or other actions that could have an adverse impact on our gaming licenses; and (vii) fluctuations in the Company’s stock price based on temporary or speculative market perceptions, changes in our investor base, or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Any such shareholder activism could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Operations
We generate a significant percentage of our revenues from certain geographic regions and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these regions.
For the year ended December 31, 2025, we generated 13.4%, 11.8%, 9.2%, and 8.4% of our revenues from our retail properties within the states of Ohio, Louisiana, Missouri, and Pennsylvania respectively. As a result, our results are dependent on the regional economies and competitive landscapes in these specific markets. Our ability to meet our operating and debt service requirements is thus dependent, in part, upon the continued success of our properties in these key regions. The operating results of these retail properties may be adversely impacted by changes in local economic and competitive conditions or local and state governmental laws and regulations, including gaming laws and regulations, and the application thereof, natural and other disasters, including the effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, or severe drought, or outbreaks of infectious diseases, increases in the costs of maintaining these properties, and declines in the number of visitors or in gaming and non-gaming activities at our properties in such regions. Any of these factors could negatively affect our business, financial condition, and results of operations, including our ability to generate sufficient cash flow to meet our operating and debt service requirements.
A significant portion of our cash flow from operations is used to make interest payments and rent payments under our debt and lease agreements.
As of December 31, 2025, we had indebtedness of $2.9 billion, including $2.0 billion outstanding under our Amended Credit Facilities. We also utilize a significant portion of our cash flow from operations to make our rent payments, which were $967.8 million for the year ended December 31, 2025, pursuant to and subject to the terms and conditions of our Master Leases, VICI Master Lease, Margaritaville Lease (prior to December 4, 2025), Greektown Lease (prior to December 4, 2025), and Morgantown Lease, (as defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements, collectively, our “Triple Net Leases”). As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult or restrict, as applicable, our ability to satisfy our obligations with respect to our indebtedness, obtain additional financing, raise capital, make acquisitions or divestitures, or engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our business, financial condition, and results of operations.
There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facilities (as defined in Note 10, “Long-term Debt” in the notes to our Consolidated Financial Statements) or otherwise in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness and rent payments, or development projects. Our variable rate borrowings expose us to interest rate volatility, which could cause our debt service obligations to increase significantly. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. For example, for the year ended December 31, 2025, we incurred project capital expenditures of $408.4 million, the majority of which are in connection with the PENN Development Projects (as defined in the “Executive Overview” within our Management’s Discussion and Analysis). If those properties or other properties we develop or acquire do not provide us with sufficient cash flow to service that indebtedness, we will need to rely on cash flow from other properties or sources, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all.
We may finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Amended Credit Facilities and equity or debt financings. For more information regarding our future development projects, see “Recent Development Projects” in the “Executive Overview” within our Management’s Discussion and Analysis. If we are unable to finance our current or future projects, we may need to seek alternative financing. Depending on credit market conditions, including the current high interest rate environment, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness, beyond certain levels. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development, and renovation projects and acquisitions, which may adversely affect our business, financial condition, and results of operations.

As of December 31, 2025, $406.1 million is available under our Amended Revolving Credit Facility, which expires in 2027. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facilities. Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general, including events involving limited liquidity, defaults, or non-performance, or concerns or rumors about any such events, as well as our commitments under certain agreements, including our Triple Net Leases and our indemnification obligations.
There can be no assurance that we will be able to compete effectively or generate sufficient returns from our OSB and iCasino operations, including theScore Bet and Hollywood iCasino.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. As of December 31, 2025, we offer OSB in 22 jurisdictions, and we may launch OSB in additional jurisdictions in 2026. Additionally, we have entered into agreements with other OSB and iCasino operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions.
Our sports betting and iCasino operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. There can be no assurance that we will realize the anticipated benefits of our OSB and iCasino operations. Further, the success of our proposed sports betting and iCasino operations is dependent on a number of additional factors, many of which are beyond our control, including tax rates and license fees, our ability to gain market share, our ability to attract and retain customers, the success of our rebranding initiative across our OSB platforms in the U.S., the timeliness and viability of our products, our ability to compete with new entrants in the market (including those offering sports events through prediction markets), changes in consumer demographics and public tastes and preferences, unexpected sporting event cancellations or delays, and the availability and popularity of other forms of entertainment. There can be no assurance that our OSB and iCasino operations will be able to compete effectively or generate sufficient returns. These factors could cause the market price of our common stock to decline, and adversely impact our financial condition, results of operations and cash flows.
The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors, including factors beyond our control.
The retail and online gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of gaming device, table game, sports bet or iCasino game (“Gaming Offerings”), on average, will win or lose over the long term. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, in Gaming Offerings. We use hold percentage as an indicator of the performance of the Gaming Offering to compare against its expected outcome. Although each Gaming Offering generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a customer’s skill, experience, and behavior, the mix of games played, the financial resources of customers, the volume of bets placed and the amount of time spent playing. As a result of the variability in these factors, the actual win rates on our Gaming Offerings may differ from the theoretical win rates we have estimated and could result in the customer’s winnings exceeding those anticipated. For example, in the past, certain VIP patrons have placed bets or series of bets that resulted in large payouts and negatively impacted our results of operations. Similar events caused by the variability of win rates (hold rates) have the potential to negatively impact our business, financial condition, and results of operations.
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
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, criminal use of user identification and password credentials sold on the dark web, and unpaid or counterfeit receipts. Failure to prevent or discover such acts or schemes in a timely manner may result in losses in our operations. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Negative publicity related to such acts or schemes could negatively impact our reputation, potentially causing a material adverse effect on our business, financial condition, and results of operations.
We are subject to risks associated with leased property, as most of our facilities are leased.
We lease 36 of the facilities we operate pursuant to the Triple Net Leases. Termination of the AR PENN Master Lease, the 2023 Master Lease, or Pinnacle Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition, and results of operations. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. Also, proposed development projects for facilities leased under the Triple Net Leases generally require the approval of our landlords, and delays in obtaining, or failure to obtain, such approvals could adversely impact our results of operations. In addition, our Triple Net Leases have defined escalating lease payment provisions, which can adversely impact the profitability of those leased facilities. Should some of our leased facilities prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases in the event we cease operations at those locations. Further, there can be no assurance that we or our landlords will be able to comply with our respective obligations under the Triple Net Leases in the future.
Our operations in several jurisdictions depend on development agreements, management agreements and/or leases with third parties and local governments that may not be renewed or the terms of a renewal may require significant fees or capital expenditure commitments.
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
We rely on third parties to provide services that are essential to the operation of our OSB and iCasino business, including geolocation, identity and age verification, payment processing, and sports data.
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
In addition, if any of our third-party service providers terminates its relationship with us, is unable to maintain necessary regulatory approvals, or refuses to renew its agreement with us on commercially reasonable terms, we would have to engage alternative service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our business, financial condition, and results of operations could be adversely impacted by our inability to secure timely replacement services that are sufficient to support our online business on comparable terms.
The termination of our partnership with ESPN could negatively impact our business, reputation, financial condition, and results of operations.
On November 5, 2025, PENN and ESPN entered into the Termination Agreement to terminate the Sportsbook Agreement, effective December 1, 2025. The Sportsbook Agreement, provided an exclusive license to use the ESPN BET trademark in the U.S. and certain marketing, content integration and promotional services. In connection with the termination, we realigned our digital focus and rebranded the ESPN BET sportsbook across all online platforms in the U.S. to theScore Bet. The loss of our exclusive license and the transition from ESPN BET to theScore Bet could adversely affect our ability to attract new users to our offerings and to retain the business of existing users in a cost-effective manner. The rebranding and realignment of our digital focus led the Company to revise its future cash flow projections for the Interactive reporting unit which resulted in an impairment in our Interactive segment. There is no assurance that we will not incur future impairments or that we will realize the anticipated benefits of our rebranding initiative, and the termination of our partnership with ESPN could materially adversely affect our business, reputation, financial condition, and results of operations.
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
As of December 31, 2025, a meaningful number of team members at our properties are currently covered by collective bargaining agreements. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and negatively affect operations and revenues at affected properties.

In addition, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that increase operating expenses and legal costs, and could impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns.
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
Some of our competitors have, or are affiliated with companies that have, substantially greater resources than us, and these competitors may be able to sustain the costs of complex intellectual property infringement litigation to a greater degree and for longer periods of time than us. Regardless of whether third-party claims of infringement against us have any merit, these claims could adversely affect our business, financial condition and results of operations, including by subjecting us to costly litigation or royalty or licensing agreements, causing product or software delivery delays or stoppages, requiring us to cease distributing certain products or delivering certain services, or subjecting us to other business disruptions.

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
Moreover, while we have processes for controlling our use of open source software in our technology, there is no assurance that such processes will be effective. If we are found to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
We may face disruption and other difficulties in integrating and managing acquired operations or other initiatives we have recently acquired, may develop, or may acquire in the future.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties or operations we may develop or acquire, particularly in new competitive markets or business lines. The integration and management of operations that we develop or acquire may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating operations that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the development of new operations may involve regulatory, legal, and competitive risks, and, as it relates to property acquisitions, construction, and local opposition risks, as well as the risks attendant to potential third party relationships related to these development opportunities. In particular, local opposition can delay or increase the anticipated cost of a project, and, in projects where we partner with a third party, if we cannot reach agreement with such parties, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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
We operate facilities that are located in areas that experience extreme weather conditions, which may increase in frequency and severity as a result of climate change.
We have been and may continue to be adversely impacted by increases in the frequency, duration, and severity of extreme weather events and changes in precipitation and temperature. Extreme weather conditions may interrupt our operations and reduce the number of customers who visit our facilities in the affected areas. Our properties, including those in Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Missouri, Ohio, and Pennsylvania, are at risk of experiencing extreme weather conditions, including snowstorms, tornadoes, hurricanes or flooding. In the past, adverse weather conditions, potentially exacerbated by climate change, have interrupted our operations, damaged property, and reduced the number of customers who visit our facilities in an affected area. For example, we have experienced interrupted operations and property damage due to hurricanes in the areas around the Gulf of Mexico and due to certain snowstorms in the Midwest and Northeast. If any of our properties are damaged or there is a prolonged disruption at any of our properties due to natural disasters or other extreme weather events, our business, financial condition, and results of operations could be materially adversely affected.
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
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, affiliates, and other third parties, in order to attract users to our properties and online sportsbook and iCasino offerings. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to our competitors. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. If any of our existing or future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could increase the cost to attract consumers and adversely impact our business, financial condition, and results of operations. In addition, the termination of strategic relationships with third parties, or negative claims or publicity involving us or such third parties, could harm our reputation and brand image, which could adversely affect our ability to attract and retain users to our properties and online sportsbook and iCasino offerings.
Additionally, under the sports betting and iCasino laws of certain jurisdictions, sports betting and iCasino licenses are limited to a finite number of eligible entities, such as casinos, tribes or sports facilities or teams, who own or control a “skin” or “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a gaming regulatory authority to offer sports betting or iCasino services provided through such casinos, tribes or sports facilities or teams. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the jurisdiction’s gaming regulatory authority. In some of the jurisdictions in which we offer sports betting and iCasino, we currently rely on third parties for a “skin.” If we cannot establish, renew, or manage these relationships, our market access rights could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones, which could adversely affect our business, financial condition, and results of operations.

The growth of our Interactive segment will depend on our ability to attract and retain users, which may require investments in our online offerings, technology, and strategic marketing initiatives.
Our ability to achieve revenue growth in the future in our Interactive segment (inclusive of theScore Bet and Hollywood iCasino apps) will depend, in large part, upon our ability to attract new users to our offerings, retain existing users and reactivate inactive users in a cost-effective manner. Achieving growth may require us to engage in sophisticated and costly sales and marketing and promotional efforts. There can be no assurance that we will realize the anticipated benefits of our investments in technology, products, service offerings and marketing initiatives. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings.
We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we may leverage a broad array of advertising channels, including television, radio, sports teams, social media influencers (brand ambassadors), social media platforms, such as Facebook, Instagram, X and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around online betting, if links to our apps or websites are not displayed prominently in online search results, if fewer users click through to the Apple App Store and Google Play Store or our websites, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.
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
Similar to credit card companies managing risk by tailoring credit limits on a per-customer basis, it is customary for sports betting operators to institute unique betting limits for each customer based on various factors, including but not limited to, betting history, source of funds and wealth reviews, and operator risk tolerance for individual sports or sporting events. This practice is beneficial because it allows sports betting operators to manage risk without the need to place restrictive global betting limits on all customers. There is no guarantee that gaming regulatory authorities will continue to allow us to institute betting limits at the individual customer level, at our sole discretion, which may in turn adversely impact our ability to manage sports betting risk.

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
We face a number of challenges prior to opening new or upgraded gaming properties, launching iCasino and sports betting in new jurisdictions, or launching new iCasino or sports betting offerings.
No assurance can be given that, when we endeavor to open new or upgraded retail gaming properties, expand sports betting or iCasino in new jurisdictions, or launch new sports betting or iCasino offerings, the expected timetables for opening or expanding such properties or offerings will be met in light of the uncertainties inherent in the development of the regulatory framework, construction and/or development, the licensing process, legislative action and litigation or that we will otherwise realize the anticipated benefits or return on investment. In addition, as we seek to launch sports betting or iCasino offerings in additional jurisdictions, we will need to hire additional qualified employees, such as software engineers, IT professionals, product managers and compliance personnel. Given the significant competition in this area, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties or offerings, or expanding offerings in new jurisdictions, could lead to increased costs and delays or failures in realizing the anticipated benefits of our investments in such properties or offerings, and could have a material adverse effect on our business, financial condition, and results of operations.
Legal and Regulatory Risk Factors
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

Our business may also be subject to new legislation related to responsible gaming or consumer protection, which could add restrictions on our marketing or operations or otherwise negatively impact our results of operation. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict, or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, and results of operations.
Certain public and private issuances of securities and other transactions that we are party to also require the approval of some gaming regulatory authorities. We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits, and approvals necessary for our existing gaming and pari-mutuel properties and sports betting and iCasino operations. There can be no assurance that we will be able to retain and renew those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits, or approvals. Gaming regulatory authorities generally have broad powers with respect to licensing, and from time to time, under certain circumstances, may revoke, suspend, condition or limit our licenses. For example, on November 20, 2025, the Colorado Limited Gaming Control Commission added a condition to the Colorado gaming license held by one of our subsidiaries that provides that the Company shall not permit an investor to acquire, assume or exercise any control and/or influence over the Company unless and until the Commission has determined that such investor is found suitable under applicable Colorado gaming laws. In addition, the loss of a license, registration, permit or approval in one jurisdiction could trigger the loss of a license, registration, permit or approval or affect our eligibility for a license, registration, permit or approval in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new jurisdictions, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming regulatory authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our sports betting and iCasino initiatives because regulations in this area are not as fully developed or established.
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

We must comply with federal, state, provincial, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information, including providing the opportunity and mechanisms to “opt out” from certain uses in some jurisdictions. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.To the extent that we fail to comply with applicable consumer protection and data privacy laws, we may become subject to actions by regulatory authorities and/or individuals (including private right of action in some jurisdictions), which may result in the payment of fines or the imposition of other monetary or non-monetary penalties.
We may experience material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming.
We believe that the prospect of generating incremental revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to revenue-based taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations, and changes to taxes and fees in our existing jurisdictions could have a material impact on our profitability. From time-to-time, federal, state, provincial, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Worsening economic conditions could intensify the efforts of state, provincial, and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. In addition, there is uncertainty regarding the regulatory and legal frameworks applicable to prediction markets, and developments in this area could result in changes to tax laws affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition, and results of operations.
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
We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of other hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Due to the contractual arrangements under the Triple Net Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, despite the transfer of the ownership of the underlying real property. Furthermore, we are aware that there is or may have been soil or groundwater or other contamination at certain of our properties resulting from current or former operations. These environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be definitively determined, and may result in additional expense in the event that additional or currently unknown conditions are detected.
We are subject to risks and costs related to climate change regulations.
We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult, burdensome, and costly. Certain states have announced or adopted programs intended to stabilize and reduce greenhouse gas (“GHG”) emissions and, in the past, federal legislation has been proposed in Congress. Also, certain policymakers have adopted or are considering adopting rules or laws to require companies to provide significantly expanded climate-related disclosures. If such legislation is enacted, we could incur increased energy, environmental and other costs, and capital expenditures to comply with the limitations, as well as additional costs related to the implementation and reporting of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past. In addition, if such legislation is enacted but later significantly changed or repealed, we could incur costs related to compliance with the prior legislation without realizing the anticipated benefits. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our business, financial condition, and results of operations. Further, regulation of GHG emissions may limit our customers’ ability to travel to our properties (e.g. as a result of increased fuel costs or restrictions on transport-related emissions).

Risks Related to Our Information Systems and Technology
If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our business may be disrupted or our costs may increase.
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
We currently host our OSB and iCasino offerings and support our operations using third-party providers of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third-party facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success and is dependent on the use of third-party cloud infrastructure services. We have experienced, and we expect that in the future we will experience, interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases.
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
We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, payment funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees, and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, company contractors and other third parties including employees and contractors of third-party vendors, and criminal use of credentials sold on the dark web. In recognition of these heightened risks, our Board and Audit Committee receive regular presentations and reports on material cybersecurity risks which might impact us. See Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding the programs, policies, and procedures we have in place to identify, prevent and detect any breaches, viruses, or other forms of unauthorized access. The steps we take to deter and mitigate the risks of attacks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the rapid evolution and increased use of artificial intelligence technologies amplify these cybersecurity risks.
We have experienced attempts by unauthorized third parties to damage, exploit, disrupt or gain access to our networks, our products and services, consumer information, and our supporting infrastructure, including accessing user accounts by illicitly purchasing identification and password credentials on the dark web. While to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products and services. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities, including gaming regulatory authorities, or others, and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

We have begun using artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have begun using artificial intelligence (including generative artificial intelligence), machine learning, data science and similar technologies (collectively, “artificial intelligence”) in our technology and infrastructure, which may become more prominent in and important to our operations over time. Our competitors or other third parties may incorporate artificial intelligence in a similar or different manner and may do so more rapidly or more successfully than us, which could adversely affect our ability to compete effectively and our results of operations. Additionally, if the content, analyses, materials, software or recommendations that artificial intelligence produces or assists in producing are, or are alleged to be, infringing or otherwise violating of others’ rights (including intellectual property rights), or illegal, we may be subject to legal liability or our business, reputation, financial condition and results of operations may otherwise be adversely affected.
The use of artificial intelligence can lead to unintended consequences, including the generation of outputs, such as “hallucinations,” that appear correct but are factually inaccurate, misleading or are otherwise flawed, which could harm our reputation and business. The content, analysis, materials, software, recommendations and other outputs produced by artificial intelligence may be subject to limited or no intellectual property or other proprietary protection. We may lose intellectual property and other proprietary rights in any data, content, confidential information, trade secrets or other materials that we provide as inputs to artificial intelligence technology. If we are unable to assert proprietary rights in such outputs or inputs against use by third parties, we may experience competitive harm, and our financial condition and results of operations may be adversely affected.
In addition, the use of artificial intelligence may result in violations of applicable data security or data privacy laws, or in cybersecurity incidents that implicate the personal data of end customers, employees or other third parties, as well as potential gaming regulatory violations. Any such violation or cybersecurity incidents related to our use of artificial intelligence could result in legal liability or otherwise adversely affect our reputation and results of operations. If our use of artificial intelligence becomes controversial, we may experience brand or reputational harm or competitive harm. Also, artificial intelligence is subject to a dynamic and rapidly evolving legal and regulatory environment, the extent and scope of which may in many instances be uncertain and may vary (or conflict) across jurisdictions. Compliance with existing and potential government regulation of artificial intelligence may require significant resources, including to develop, test and maintain platforms, offerings, services, and features to help us implement and use artificial intelligence in accordance with applicable law, and to help minimize other potential adverse effects on our results of operations.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Board. The Company’s cybersecurity policies, standards, and practices are intended to align with recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing, and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, integrity, security, and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients, and business partners; and (v) providing appropriate public disclosure of cybersecurity risks, and incidents when required.
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
•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-

malware functionality and access controls, which are evaluated and improved through regular vulnerability assessments and cybersecurity threat intelligence.
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
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s ERM function, the Company’s Chief Technology Officer, other members of management, and relevant management committees and councils, including the Company’s Cyber Security Committee.
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
Governance
The Company’s Cyber Security Committee, in coordination with the Board and Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes, and practices that the Company’s Chief Technology Officer and its Chief Information Security Officer, in coordination with the Company’s Cyber Security Committee, develop and implement to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee are also informed of identified cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding each such incident until it has been addressed. The Board discusses the Company’s approach to cybersecurity risk management with the Company’s Chief Technology Officer, and, as necessary, the Company’s Chief Technology Officer meets with the Audit Committee to discuss cybersecurity risk management.

The Company’s Chief Technology Officer and its Chief Information Security Officer are members of the Company’s management that are principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Chief Technology Officer serves as Chair of the Company’s Cyber Security Committee and works in coordination with the other members of the Cyber Security Committee, which includes our Chief Technology Officer; Chief Information Security Officer; EVP, Chief Financial Officer; Chief Compliance Officer; Chief Accounting Officer; Chief Legal Officer; SVP of Operations; Deputy Chief Compliance Officer; SVP, Public Affairs; VP, Risk Management; VP, Internal Audit; and VP, Legal – Intellectual Property and Privacy, who also serves as the Company’s Privacy Compliance Officer and Data Protection Officer.
The Company’s Chief Technology Officer, Aaron LaBerge, has served in various roles in information technology for over 25 years, including more than 20 years at The Walt Disney Company. Mr. LaBerge most recently served as President & Chief Technology Officer for Disney Entertainment and ESPN, where he was responsible for driving all technology and product development in support of the Walt Disney Company’s two media divisions and oversaw all cybersecurity functions, and prior to that he served as Executive Vice President and Chief Technology Officer for ESPN where he was also responsible for cybersecurity matters. Mr. LaBerge holds a B.A. in electrical and computer engineering from the University of South Carolina.
The Company’s Chief Information Security Officer, David Lingenfelter, has served in various roles in information technology and information security for over 25 years, including Security Risk Assessor, Security Policy Development, and Security Architect, as well as serving as Vice President of Information Security and Product Security Officer for large public companies. Mr. Lingenfelter has also contributed to the development and review of various security-related publications including the National Institute of Standards and Technology, the International Organization for Standardization, and the Cloud Security Alliance, has served in numerous roles on various cybersecurity-related advisory boards, and holds a B.S. in Electrical Engineering from Fairleigh Dickinson University.
The Company’s Chief Technology Officer and Chief Information Security Officer, in coordination with the Company’s Cyber Security Committee, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and designed to allow the Company to promptly respond to any cybersecurity incidents in accordance with the Company’s Security Incident Response Plan. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Technology Officer, the Chief Information Security Officer, and the Company’s Cyber Security Committee monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino at Greektown	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	3	Land, buildings, boat	105
Hollywood Casino Morgantown	Morgantown, PA	Building	—	Land	36
Hollywood Casino at PENN National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Perryville	Perryville, MD	—	—	Land, buildings	36
Hollywood Casino at The Meadows	Washington, PA	—	—	Land, racetrack, buildings	156
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Casino York	York, PA	—	—	Building	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	136
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	70
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	311	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	18

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort Spa Casino	Henderson, NV	—	—	Land, buildings	84
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (4), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings	310
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (5), buildings, barge	83

Other
Freehold Raceway (6)	Freehold, NJ	Land, racetrack, buildings	—	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (7)	Selma, TX	Undeveloped land	—	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (8)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			720		4,461

(1)Of which, 393 acres is undeveloped land surrounding Hollywood Casino at PENN National Race Course.
(2)Of which, 53 acres is wetlands.
(3)Of which, 3 acres is subject to the AR PENN Master Lease.
(4)Of which, 38 acres is subject to the AR PENN Master Lease.
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
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 23, 2026, there were 1,382 holders of record of our common stock.
Dividends
Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of the Company’s Board of Directors (the “Board”) and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our Amended Credit Facilities and senior unsecured notes limit, among other things, our ability to pay dividends. Future financing arrangements may also prohibit the payment of dividends under certain conditions.
Sales of Unregistered Equity Securities
We have not sold any equity securities during the year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

Purchases of Equity Securities
On February 1, 2022, our Board authorized the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase authorization expired on January 31, 2025. On December 6, 2022, our Board authorized an additional $750.0 million program for such repurchases, which expired on December 31, 2025 (the “December 2022 Authorization”). On October 30, 2025, the Board approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), which commenced on January 1, 2026 and expires on December 31, 2028. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases, if any, will depend on a variety of factors, including but not limited to, market conditions and corporate and regulatory considerations. During the year ended December 31, 2025, the Company repurchased 20,090,831 shares of its common stock at an average price of $17.64 per share.
The following table presents the total number of shares of our common stock that we repurchased during the fourth quarter of the year ended December 31, 2025, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
October 1, 2025 - October 31, 2025	4,890,581	$17.45	4,876,200	$395.4
November 1, 2025 – November 30, 2025	7,461	$15.98	—	$395.4
December 1, 2025 - December 31, 2025	—	$—	—	$395.4
Total	4,898,042	$17.44	4,876,200
(1)Includes 14,381 and 7,461 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended October 31, 2025 and November 30, 2025, respectively.
(2)We initiated share repurchases under the December 2022 Authorization. Stock repurchases are funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return for the Company's Common Stock since December 31, 2020 to the total returns of the S&P 500 Index and the Russell 3000 Casino and Gambling Index. The comparative returns shown in the graph assumes the investment of $100 in the Company’s Common Stock, the S&P 500 Index, and the Russell 3000 Casino and Gambling Index on December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PENN Entertainment, Inc, S&P 500,
and the Russell 3000 Casino and Gambling Index

$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
PENN Entertainment, Inc
S&P 500
Russell 3000 Casino and Gambling

	Period Ending December 31,
Index	2020	2021	2022	2023	2024	2025
PENN Entertainment, Inc.	$100.00	$60.03	$34.39	$30.13	$22.95	$17.08
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Russell 3000 Casino and Gambling Index	$100.00	$98.54	$73.75	$92.81	$89.32	$85.84
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
ITEM 6.RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2025 compared to December 31, 2024. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2024 compared to December 31, 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 33 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements and collectively referred to as the “Master Leases”).
Realignment of Digital Strategy
On November 6, 2025, PENN announced the mutual decision for an early termination (the “Termination Agreement”) of its Sportsbook Agreement for United States (“U.S.”) OSB with ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for OSB in the U.S. ended on December 1, 2025. As a result, we have realigned our digital focus to leverage the strength of our U.S. iCasino and Canadian operations, while continuing to use OSB to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets. On December 1, 2025, we rebranded our OSB offering in the U.S. to theScore Bet. We have operated theScore Bet brand in Ontario since 2022, and our OSB product in both the U.S. and Canada now leverages connectivity with the theScore media app, which has approximately 4 million monthly active users across North America. PENN’s iCasino forward approach has clear long-term alignment to our core business, which focuses on cross-sell opportunities across our ecosystem and enhanced connectivity to our PENN Play loyalty program. Our OSB offerings will continue to provide top of funnel acquisition and cross-sell opportunities for our Hollywood-branded iCasino, which will remain integrated into our OSB product in states where legal, in addition to serving as a standalone iCasino app.
Recent Development Projects
On October 10, 2022, the Company announced its intent to pursue four new development projects, including the land-based relocations of Hollywood Casino Joliet (“Joliet”) and Hollywood Casino Aurora (“Aurora”), a second hotel tower at M Resort Spa Casino (“M Resort”), and a new hotel at Hollywood Casino Columbus (“Columbus”).
Subsequently, on February 21, 2023, as described in Note 11, “Leases” in the notes to the Consolidated Financial Statements, the Company and GLPI entered into a master development agreement (the “Master Development Agreement”) related to these development projects.
The Master Development Agreement provides that GLPI will fund (i) up to $225.0 million for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) upon our request, up to $130.0 million for the relocation of our riverboat casino and related developments with respect to Joliet (the “Joliet Project”), up to $150.0 million for the second hotel tower at M Resort (the “M Resort Project”), up to $70.0 million for the new hotel tower at Columbus (the “Columbus Project” and together with Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”), all within accordance with certain terms and conditions set forth in the Master Development Agreement. GLPI has committed up to $225.0 million in funding for the Aurora Project at a 7.75% cap rate, which we are required to draw and the funding will be structured as rent under the 2023 Master Lease (as described in Note 11, “Leases” in the notes to the Consolidated Financial Statements). Rent within the 2023 Master Lease will also increase by a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The PENN Development Projects still under construction are all subject to necessary regulatory and other government approvals.

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
The Aurora Project to relocate its riverboat casino operations to a new, land-based facility is expected to open late in the second quarter of 2026. The land-based casino will feature roughly 1,200 gaming positions, approximately 220 guest rooms, a retail sportsbook, outdoor entertainment area, full-service spa, high-quality bars and restaurants, an approximately 12,000 square foot event center with meeting areas, and approximately 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora, and up to $50.0 million of the project will be funded by the city through a new bond issuance. As of February 25, 2026, we have neither requested nor received any funding from GLPI for the Aurora Project, while the Company has received $29.3 million from the City of Aurora.
The second hotel tower at M Resort opened on December 1, 2025. The M Resort Project added 375 rooms to the Company’s property south of the Las Vegas Strip, bringing its total to 765 rooms and suites. Along with the rooms, the project includes expanded meeting space, updated amenities, and additional local partnerships. On November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, resulting in an $11.7 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease.
The new hotel at Columbus is expected to open late in the second quarter of 2026. The hotel is expected to include 180 rooms, meeting space, an additional restaurant, and local partnerships and amenities. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.
On April 24, 2025, the Company announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing retail sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to open in late 2027 to early 2028. GLPI has committed to finance up to $150.0 million at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
Strategic Overview
We believe that our portfolio of assets provides us with the benefit of geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. Our sports media assets and proprietary online sports betting and iCasino technology reinforce our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment. Additionally, our iCasino forward strategy with long-term alignment to our core business will focus on cross-sell opportunities across our ecosystem and enhanced connectivity to our PENN Play loyalty program.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect the majority of our future growth to come from our OSB and iCasino businesses; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions or verticals; expansions of gaming in existing jurisdictions; strategic investments and acquisitions; and cross-sell opportunities between our retail gaming, OSB, and iCasino businesses. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.

We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on technology enhancements and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our iCasino and OSB businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Shake Shack Inc., Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, we believe that our online gaming offerings, combined with other strategic relationships we have, or may develop in the future, should enable us to acquire new customers, expand our player database, and provide additional revenue streams that enhance our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, historical horse racing gaming terminals, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations, and emerging prediction markets. See the “Segment comparison of the years ended December 31, 2025 and 2024” section below for discussions on our results of operations by reportable segment.
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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86%, 86%, and 85% of our gaming revenue in 2025, 2024, and 2023, respectively) and, to a lesser extent, table games, OSB, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions, and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 5% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 12% to 30% of table game drop.
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

Key performance indicators related to online gaming revenue, including OSB and iCasino, are handle, which is a volume indicator, and “win” or “hold” percentage. Our OSB win percentage is in the range of approximately 4.6% to 9.8% of online handle and our iCasino win percentage is in the range of approximately 1.6% to 5.8% of online handle.
For online gaming, customers deposit cash into their online accounts for use in OSB and iCasino play. Liabilities are recognized for online player account funds that have not been withdrawn and for wagers that have been placed on events that have not yet occurred. Online sportsbook handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for any bonus funds deposited into player accounts. Given that OSB wagers are made based on the outcomes of future sporting events, the win or hold percentage can vary based on the bet type (i.e., straight wagers vs. parlay wagers). Online slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of online progressive jackpots. Given the stability in our online slot hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages. Online table game hold is the amount of handle that is retained and recorded as gaming revenue. Our online table game hold percentages are fairly stable as we do not regularly experience high-value online play, which can lead to volatility in hold percentages. Given the stability in our online table game hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages.
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
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings and hotel visitation. The Interactive segment includes all of our OSB, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”) subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements).
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

RESULTS OF OPERATIONS
The following table highlights our revenues, reportable segment revenues, net loss, Consolidated Adjusted EBITDA, and Segment Adjusted EBITDAR. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net loss to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure. Refer to “Reportable Segment Measures” below for the definition of Segment Adjusted EBITDAR. Refer to “Non-GAAP Financial Measure” below for the definition of Consolidated Adjusted EBITDA as well as a reconciliation of net loss to Consolidated Adjusted EBITDA.

	For the year ended December 31,
(dollars in millions)	2025	2024	2023
Revenues:
Northeast segment	$2,769.2	$2,755.7	$2,738.4
South segment	1,167.1	1,169.0	1,216.4
West segment	543.2	525.3	528.5
Midwest segment	1,181.4	1,172.2	1,172.6
Interactive segment	1,302.6	959.9	718.8
Other (1)	18.5	19.6	20.2
Intersegment eliminations (2)	(21.0)	(23.6)	(32.0)
Total	$6,961.0	$6,578.1	$6,362.9

Net loss	$(845.3)	$(313.3)	$(491.4)

Segment Adjusted EBITDAR (3):
Northeast segment	$795.0	$801.0	$831.0
South segment	401.6	433.2	494.1
West segment	197.6	187.5	204.2
Midwest segment	474.6	486.8	496.6
Interactive segment	(267.5)	(499.5)	(402.5)
Other (1)	(139.5)	(116.7)	(110.8)
Rent expense associated with triple net operating leases (4)	(631.7)	(620.1)	(591.1)
Consolidated Adjusted EBITDA (5)	$830.1	$672.2	$921.5
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interest in Freehold Raceway (which ceased operations on December 28, 2024), and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Corporate overhead was $134.8 million, $104.8 million, and $106.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Corporate overhead for the year ended December 31, 2025 includes $22.4 million of legal and advisory costs related to activist activity in connection with the Company’s 2025 annual meeting of shareholders held on June 17, 2025 (the “2025 Annual Meeting”).
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2023 to December 3, 2025); (iv) Greektown Lease (for the period January 1, 2023 to December 3, 2025); and (v) VICI Master Lease (beginning December 4, 2025).
(5)See definition of Consolidated Adjusted EBITDA within the “Non-GAAP Financial Measure” section below.

Consolidated comparison of the years ended December 31, 2025 and 2024
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues
Gaming	$5,350.0	$5,169.5	$4,905.8	$180.5	$263.7	3.5%	5.4%
Food, beverage, hotel, and other	1,611.0	1,408.6	1,457.1	202.4	(48.5)	14.4%	(3.3)%
Total revenues	$6,961.0	$6,578.1	$6,362.9	$382.9	$215.2	5.8%	3.4%
Gaming revenues for the year ended December 31, 2025 increased by $180.5 million compared to the prior year, primarily due to an increase in online gaming revenues at our Interactive segment. This increase was due to iCasino and online sports betting growth driven by ongoing product enhancements and decreased promotional expense. Additionally, the recent openings of our new land-based Joliet facility and the second hotel tower at M Resort contributed to increases in revenues within our Midwest and West segments, respectively. Despite weather events negatively impacting our Northeast segment, its revenues increased by $8.6 million compared to the prior year. Increases in revenues within our Northeast, Midwest, and West segments were partially offset by decreases within our South segment, where new supply continues to impact visitation.
Food, beverage, hotel, and other revenues for the year ended December 31, 2025 increased by $202.4 million compared to the prior year, primarily due to an increase in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $152.7 million compared to the prior year. Our South segment’s food, beverage, hotel, and other revenues increased compared to the prior year, reflecting higher room availability and guest traffic following the completion of room renovations and remodeling at certain properties in 2025, as well as the reopening of select dining venues. Additionally, the recent openings of our new land-based Joliet facility and the second hotel tower at M Resort contributed to increases in revenues within our Midwest and West segments, respectively, as discussed above.
See “Segment comparison of the years ended December 31, 2025 and 2024” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Operating expenses
Gaming	$3,446.4	$3,429.0	$2,989.4	$17.4	$439.6	0.5%	14.7%
Food, beverage, hotel, and other	1,162.2	985.5	1,011.4	176.7	(25.9)	17.9%	(2.6)%
General and administrative	1,633.8	1,568.4	1,563.4	65.4	5.0	4.2%	0.3%
Depreciation and amortization	446.9	433.6	435.1	13.3	(1.5)	3.1%	(0.3)%
Impairment losses	945.3	89.1	130.6	856.2	(41.5)	960.9%	(31.8)%
Loss on disposal of Barstool	—	—	923.2	—	(923.2)	N/M	N/M
Total operating expenses	$7,634.6	$6,505.6	$7,053.1	$1,129.0	$(547.5)	17.4%	(7.8)%
N/M - Not meaningful
Gaming expenses consist primarily of gaming taxes, payroll, advertising, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the year ended December 31, 2025 increased by $17.4 million compared to the prior year. For the year ended December 31, 2025, gaming taxes increased at our retail properties within our Northeast, West, and Midwest segments, due to an increase in gaming revenues, and at our Interactive segment, due to an increase in online gaming revenue as discussed above. The increase was partially offset by a decrease in marketing expense at our Interactive segment compared to the prior year. In the prior year period, we incurred additional marketing expenses to support our initial launch of ESPN BET within our Interactive segment.

Food, beverage, hotel, and other expenses consist primarily of payroll costs, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the year ended December 31, 2025 increased $176.7 million compared to the prior year, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
General and administrative expenses for the year ended December 31, 2025 increased by $65.4 million compared to the prior year, primarily due legal and advisory costs related to activist activity incurred in connection with the Company’s 2025 Annual Meeting of $22.4 million, an increase in pre-opening expenses of $17.3 million for the PENN Development Projects, and an increase in rent expense of $11.6 million stemming from the 2023 Master Lease lease modifications on August 1, 2025 and November 3, 2025, as well as annual escalators on our triple net operating leases.
Impairment losses for the year ended December 31, 2025 primarily relate to an impairment charge at our Interactive segment for goodwill of $825.0 million as a result of an interim impairment assessment during the third quarter of 2025, an impairment charge at our ACB property for its trademark of $15.0 million as a result of an interim impairment assessment during the second quarter of 2025, an impairment charge at our South segment for goodwill of $7.0 million as a result of our annual impairment assessment during the fourth quarter of 2025, and impairment charges at our Northeast, South, and West segments for other intangible assets of $98.3 million as a result of our annual impairment assessment during the fourth quarter of 2025.
The impairment of goodwill at our Interactive segment resulted from the Company’s realignment of its digital focus following the mutual decision for an early termination of our Sportsbook Agreement with ESPN (as defined in Note 12, “Commitments and Contingencies”). The impairment of the trademark at our ACB property resulted from the strategic decision to rebrand ACB. The impairment of goodwill in our South segment resulted from economic challenges in a specific operating region which led to reductions in long-term cash flow projections. Additionally, a former expansion of legislation in the market, increased supply, and economic challenges resulted in reductions in long-term projections for certain of our properties in our Northeast, South, and West segments, resulting in gaming license and trademark impairment charges at certain reporting units in those segments in 2025. See Note 8, “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements for further discussion.
During the year ended December 31, 2024, we recorded impairment charges on our goodwill and other intangible assets of $12.3 million and $76.8 million, respectively, as a result of our annual impairment assessment during the fourth quarter of 2024.

The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Other income (expenses)
Interest expense, net	$(405.8)	$(470.5)	$(464.7)	$64.7	$(5.8)	(13.8)%	1.2%
Interest income	$9.7	$23.6	$40.3	$(13.9)	$(16.7)	(58.9)%	(41.4)%
Income from unconsolidated affiliates	$37.7	$28.1	$25.3	$9.6	$2.8	34.2%	11.1%
Gain on Barstool Acquisition, net	$—	$—	$83.4	$—	$(83.4)	N/M	N/M
Gain on REIT transactions, net	$3.3	$—	$500.8	$3.3	$(500.8)	N/M	N/M
Gain on financing arrangement	$215.1	$—	$—	$215.1	$—	N/M	N/M
Loss on early extinguishment of debt	$(11.8)	$(0.3)	$—	$(11.5)	$(0.3)	N/M	N/M
Other	$4.7	$5.3	$5.5	$(0.6)	$(0.2)	(11.3)%	(3.6)%
Income tax benefit (expense)	$(24.6)	$28.0	$8.2	$(52.6)	$19.8	N/M	241.5%
N/M - Not meaningful
Interest expense, net decreased by $64.7 million for the year ended December 31, 2025, as compared to the prior year. The prior year and the first quarter of 2025 included interest expense related to the Company’s financing arrangement, which is described in further detail below in “Gain on financing arrangement.” Additionally, capitalized interest related to the PENN Development Projects increased from the prior year period.
Interest income decreased by $13.9 million for the year ended December 31, 2025, as compared to the prior year, primarily due to lower cash balances invested in our money market funds.
Income from unconsolidated affiliates relates principally to our investment in the Kansas Entertainment and Freehold Raceway joint venture. Operations at Freehold Raceway ceased on December 28, 2024. The change in income from the prior year is due to fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on REIT transactions, net relates to the derecognition of assets associated with the previously leased Joliet facility in connection with the 2023 Master Lease modification, effective August 1, 2025. See Note 11, “Leases” to our Consolidated Financial Statements for further discussion.
Gain on financing arrangement relates to a $215.1 million non-cash gain on a financing arrangement that we entered into in February 2021 with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. During the first quarter of 2025, the Company determined that obligations under these claims are no longer probable and therefore recognized a non-cash gain related to this obligation comprised of cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. See Note 10, “Long-Term Debt” to the Consolidated Financial Statements for additional details.
Loss on early extinguishment of debt relates to the repurchases of the 2.75% convertible notes due 2026 (the “Convertible Notes”). See Note 10, “Long-term Debt” to our Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive as well as miscellaneous income and expense items. The equity securities were sold in the second quarter of 2025.
Income tax expense for the year ended December 31, 2025 was $24.6 million, as compared to a $28.0 million benefit for the year ended December 31, 2024. Our effective tax rate (income taxes as a percentage of loss from operations before income taxes) was (3.0)% for the year ended December 31, 2025, as compared to 8.2% for the year ended December 31, 2024.
The change in the effective tax rate for the year ended December 31, 2025 compared to the prior year was primarily due to: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state taxes; and (iv) changes to the valuation allowance. See Note 13, “Income Taxes” to the Consolidated Financial Statements for additional details.

Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. The impacts were limited to timing differences, including bonus depreciation, accelerated research and experimental expenses, and utilization of interest carryforwards, with no material effect on the Company’s effective tax rate. The enactment lowered current year cash taxes, and the resulting current year federal net operating loss and tax credit carryforwards are expected to be fully utilized in future periods.
Segment comparison of the years ended December 31, 2025 and 2024
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Gaming	$2,473.6	$2,465.0	$2,451.4	$8.6	$13.6	0.3%	0.6%
Food, beverage, hotel, and other	295.6	290.7	287.0	4.9	3.7	1.7%	1.3%
Total revenues	$2,769.2	$2,755.7	$2,738.4	$13.5	$17.3	0.5%	0.6%

Adjusted EBITDAR	$795.0	$801.0	$831.0	$(6.0)	$(30.0)	(0.7)%	(3.6)%
Adjusted EBITDAR margin	28.7%	29.1%	30.3%			(40) bps	(120) bps
The Northeast segment’s revenues for the year ended December 31, 2025 increased by $13.5 million over the prior year despite weather events negatively impacting the segment. Increases in revenue were primarily due to an increase in gaming revenues, particularly slots revenues, as well as an increase to food and beverage revenue.
For the year ended December 31, 2025 the Northeast segment’s Adjusted EBITDAR decreased by $6.0 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 28.7%, primarily due to increases in gaming taxes and general and administrative expenses. Severe weather events in the fourth quarter of 2025 also negatively impacted our operations.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Gaming	$877.2	$904.1	$950.3	$(26.9)	$(46.2)	(3.0)%	(4.9)%
Food, beverage, hotel, and other	289.9	264.9	266.1	25.0	(1.2)	9.4%	(0.5)%
Total revenues	$1,167.1	$1,169.0	$1,216.4	$(1.9)	$(47.4)	(0.2)%	(3.9)%

Adjusted EBITDAR	$401.6	$433.2	$494.1	$(31.6)	$(60.9)	(7.3)%	(12.3)%
Adjusted EBITDAR margin	34.4%	37.1%	40.6%			(270) bps	(350) bps
The South segment’s revenues for the year ended December 31, 2025 decreased by $1.9 million over the prior year, primarily due to a decrease in gaming revenues as increased competition negatively impacted several of our properties, partially offset by an increase in revenue from non-gaming amenities. The decrease in gaming revenues was offset by increased food, beverage, hotel, and other revenues, reflecting higher room availability and guest traffic following the completion of room renovations and remodeling at certain properties in 2025, as well as the reopening of select dining venues.
For the year ended December 31, 2025, the South segment’s Adjusted EBITDAR decreased by $31.6 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 34.4%, primarily due to the decreases in gaming revenues discussed above, and increased labor costs.

West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Gaming	$383.5	$366.6	$376.5	$16.9	$(9.9)	4.6%	(2.6)%
Food, beverage, hotel, and other	159.7	158.7	152.0	1.0	6.7	0.6%	4.4%
Total revenues	$543.2	$525.3	$528.5	$17.9	$(3.2)	3.4%	(0.6)%

Adjusted EBITDAR	$197.6	$187.5	$204.2	$10.1	$(16.7)	5.4%	(8.2)%
Adjusted EBITDAR margin	36.4%	35.7%	38.6%			70 bps	(290) bps
The West segment’s revenues for the year ended December 31, 2025 increased by $17.9 million over the prior year, primarily due to increased gaming revenues, as well as an increase to food and beverage revenue. The year ended December 31, 2025 also benefited from the opening of the second hotel tower at M Resort on December 1, 2025.
For the year ended December 31, 2025, the West segment’s Adjusted EBITDAR increased by $10.1 million as compared to the prior year, and Adjusted EBITDAR margin increased to 36.4%, primarily due to the increases in gaming revenues discussed above.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Gaming	$1,051.6	$1,043.6	$1,046.5	$8.0	$(2.9)	0.8%	(0.3)%
Food, beverage, hotel, and other	129.8	128.6	126.1	1.2	2.5	0.9%	2.0%
Total revenues	$1,181.4	$1,172.2	$1,172.6	$9.2	$(0.4)	0.8%	—%

Adjusted EBITDAR	$474.6	$486.8	$496.6	$(12.2)	$(9.8)	(2.5)%	(2.0)%
Adjusted EBITDAR margin	40.2%	41.5%	42.4%			(130) bps	(90) bps
The Midwest segment’s revenues for the year ended December 31, 2025 increased by $9.2 million compared to the prior year, primarily due to an increase in gaming revenues driven by the relocation of Joliet from a riverboat casino operation to a new land-based facility that opened on August 11, 2025.
For the year ended December 31, 2025, the Midwest segment’s Adjusted EBITDAR decreased by $12.2 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 40.2%, primarily due to increases in labor costs and general and administrative expenses. Severe weather events in the fourth quarter of 2025 also negatively impacted our operations.

Interactive Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Gaming	$564.1	$390.2	$81.1	$173.9	$309.1	44.6%	381.1%
Food, beverage, hotel, and other(1)	738.5	569.7	637.7	168.8	(68.0)	29.6%	(10.7)%
Total revenues	$1,302.6	$959.9	$718.8	$342.7	$241.1	35.7%	33.5%

Adjusted EBITDA	$(267.5)	$(499.5)	$(402.5)	$232.0	$(97.0)	N/M	N/M
Adjusted EBITDA margin	(20.5)%	(52.0)%	(56.0)%			N/M	N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the year ended December 31, 2025 increased by $342.7 million, compared to the prior year, primarily due to an increase in gaming revenues and other revenues. Gaming revenues were positively impacted by growth in our Hollywood-branded iCasino and theScore Bet iCasino apps, and higher slot product mix improving hold rates. Online sports betting growth was driven by ongoing product enhancements. Other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $588.3 million for the year ended December 31, 2025 compared to $435.6 million for the year ended December 31, 2024.
For the year ended December 31, 2025, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year, primarily due to the increase in gaming revenues, discussed above, and a decrease in marketing expense.
Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Food, beverage, hotel, and other	$18.5	$19.6	$20.2	$(1.1)	$(0.6)	(5.6)%	(3.0)%
Total revenues	$18.5	$19.6	$20.2	$(1.1)	$(0.6)	(5.6)%	(3.0)%

Adjusted EBITDAR	$(139.5)	$(116.7)	$(110.8)	$(22.8)	$(5.9)	19.5%	5.3%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues decreased compared to the prior year, primarily due to fluctuations in racing revenues.
Corporate overhead expenses were $134.8 million for the year ended December 31, 2025 compared to $104.8 million for the year ended December 31, 2024. Corporate overhead expenses for the year ended December 31, 2025 include $22.4 million of legal and advisory costs related to activist activity in connection with our 2025 Annual Meeting.
Changes in Adjusted EBITDAR for the year ended December 31, 2025 primarily relate to increased general and administrative costs, inclusive of the $22.4 million of legal and advisory costs as described above.

Reportable Segment Measures
Segment Adjusted EBITDAR is our measure of profit or loss for our reportable segments and underlying operating segments. We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions as described in Note 11, “Leases” to our Consolidated Financial Statements, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC Topic 805, “Business Combinations,” and other. Segment Adjusted EBITDAR excludes rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Segment Adjusted EBITDAR is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense) added back for Barstool Sports (prior to our acquisition of the remaining 64% of Barstool common stock on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Segment Adjusted EBITDAR margin is Segment Adjusted EBITDAR divided by related segment revenues.
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

	For the year ended December 31,
(dollars in millions)	2025	2024	2023
Net loss	$(845.3)	$(313.3)	$(491.4)
Income tax expense (benefit)	24.6	(28.0)	(8.2)
Interest expense, net	405.8	470.5	464.7
Interest income	(9.7)	(23.6)	(40.3)
Income from unconsolidated affiliates	(37.7)	(28.1)	(25.3)
Gain on Barstool Acquisition, net	—	—	(83.4)
Gain on REIT transactions, net	(3.3)	—	(500.8)
Gain on financing arrangement	(215.1)	—	—
Loss on early extinguishment of debt	11.8	0.3	—
Other income	(4.7)	(5.3)	(5.5)
Operating income (loss)	(673.6)	72.5	(690.2)
Loss on disposal of Barstool	—	—	923.2
Stock-based compensation (1)	60.9	52.9	85.9
Cash-settled stock-based award variance (1)(2)	(12.9)	(18.7)	(13.8)
Loss on disposal of assets (1)	0.4	10.0	0.1
Pre-opening expenses (1)	17.3	—	—
Depreciation and amortization	446.9	433.6	435.1
Impairment losses (3)	945.3	89.1	130.6
Income from unconsolidated affiliates	37.7	28.1	25.3
Non-operating items of equity method investments (4)	4.5	4.4	7.4
Other expenses (1)(5)	3.6	0.3	17.9
Consolidated Adjusted EBITDA	$830.1	$672.2	$921.5
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
(3)    For the year ended December 31, 2025, impairment charges of $120.3 million and $825.0 million relate to our retail segments and Interactive segment, respectively. For the year ended December 31, 2024, impairment charges included $89.1 million in our Northeast, South, and Midwest segments. For the year ended December 31, 2023, impairment charges related to our Northeast Segment. See Note 8, “Goodwill and Other Intangible Assets.”
(4)    For the years ended December 31, 2025 and 2024, consists primarily of depreciation expense associated with our Kansas Entertainment joint venture. The year ended December 31, 2023 primarily consisted of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(5)    Consists primarily of non-recurring transaction costs, insurance recoveries, net of deductible charges, and prior to August 1, 2024, finance transformation costs.

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

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by operating activities	$508.2	$359.3	$455.9	$148.9	$(96.6)	41.4%	(21.2)%
Net cash used in investing activities	$(351.1)	$(541.2)	$(742.6)	$190.1	$201.4	(35.1)%	(27.1)%
Net cash used in financing activities	$(165.6)	$(186.5)	$(262.6)	$20.9	$76.1	(11.2)%	(29.0)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $148.9 million for the year ended December 31, 2025 primarily due to an increase in Adjusted EBITDAR from our Interactive segment, partially offset by a decrease in Segment Adjusted EBITDAR from our retail operations.

Investing Cash Flow

Cash used in investing activities for the year ended December 31, 2025 of $351.1 million primarily relates to capital expenditures of $647.7 million, partially offset by proceeds of $280.0 million from sale-and-leaseback transactions in conjunction with our development projects. For the year ended December 31, 2024, cash used in investing activities of $541.2 million was primarily related to capital expenditures of $482.7 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance capital (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology, and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the years ended December 31, 2025, 2024, and 2023, as applicable.
Capital expenditures for the year ended December 31, 2025 were $647.7 million, inclusive of $239.3 million of maintenance capital expenditures and $408.4 million of project capital expenditures. For the year ending December 31, 2026, our anticipated maintenance capital expenditures are approximately $220.0 million, which include capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally for the year ending December 31, 2026, we anticipate project capital expenditures of $225.0 million, the majority of which are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 11, “Leases” in the notes to our Consolidated Financial Statements). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. The PENN Development Projects still under construction are all subject to necessary regulatory and other government approvals. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025, and on November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, which opened on December 1, 2025. We have neither requested nor received any funding from GLPI for the Aurora Project. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.

Financing Cash Flow
For the year ended December 31, 2025, net cash used in financing activities totaled $165.6 million compared to $186.5 million in net cash used in financing activities in the prior year. During the year ended December 31, 2025, net cash used in financing activities primarily related to $354.4 million of common stock repurchases, $223.8 million of repurchases of our Convertible Notes, $53.4 million in principal payments on our finance leases, $43.5 million in principal payments on our financing obligations, $37.5 million in principal debt repayments, $31.1 million in payments on insurance financing, partially offset by net proceeds from our revolving credit facility of $570.0 million.
During the year ended December 31, 2024, net cash used in financing activities of $186.5 million primarily related to $50.3 million in principal payments on our finance leases, $40.8 million in principal payments on our financing obligations, $37.5 million in principal debt repayments, $35.4 million in payments on insurance financing, as well as $30.5 million in indemnification payments.
Debt Issuance and Other long-term Obligations
At December 31, 2025, we had $2.9 billion in aggregate principal amount of indebtedness, including $2.0 billion outstanding under our Amended Credit Facilities, $106.7 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, and $8.6 million outstanding in other long-term obligations. We had $570.0 million drawn on our Amended Revolving Credit Facility. See definitions for (i) Amended Credit Facilities; (ii) 5.625% Notes; (iii) 4.125% Notes; and (iv) Amended Revolving Credit Facility in Note 10, “Long-Term Debt” in the notes to the Consolidated Financial Statements. The Convertible Notes are scheduled to mature in 2026, however, the Company intends to refinance on a long-term basis. As of December 31, 2025 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million resulting in $406.1 million available borrowing capacity under our Amended Revolving Credit Facility. As of February 25, 2026, the Company had $565.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $411.1 million of available borrowing capacity.
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
As of December 31, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Annual Report on Form 10-K with the SEC.
See Note 10, “Long-term Debt” in the notes to our Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorizations
On December 6, 2022, the Board authorized an additional $750.0 million share repurchase program (the “December 2022 Authorization”), which expired on December 31, 2025. On October 30, 2025, the Board approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), which commenced on January 1, 2026 and expires on December 31, 2028. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the year ended December 31, 2025, the Company repurchased 20,090,831 shares of its common stock in open market transactions for $354.4 million at an average price of $17.64 per share under the December 2022 Authorization. The cost of all repurchased shares is recorded to “Treasury stock” within the Consolidated Balance Sheets.As of February 25, 2026, the remaining availability under our October 2025 Authorization was $750.0 million.

Other Factors Affecting Liquidity
ESPN BET Sportsbook Agreement
On November 5, 2025, PENN and ESPN entered into the Termination Agreement, pursuant to which PENN’s exclusive right to use the ESPN BET trademark for OSB in the U.S. terminated on December 1, 2025. The company paid $155.6 million during the year ended December 31, 2025 related to the Sportsbook Agreement. As of December 31, 2025, all outstanding payment obligations from PENN to ESPN under the Sportsbook Agreement have been settled. See Note 12, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements for additional information.
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements, and collectively referred to as the “Master Leases”) with GLPI. We refer to the Master Leases, VICI Master Lease, Margaritaville Lease (prior to December 4, 2025), Greektown Lease (prior to December 4, 2025), and Morgantown Lease, collectively, as our “Triple Net Leases.” The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On December 4, 2025, the Company entered into a triple net master lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) (“VICI Master Lease”) which amended and restated the Margaritaville Lease and the Greektown Lease (both as defined in Note 11, “Leases” in the notes to our Consolidated Financial Statements) into a single combined lease. The VICI Master Lease has an initial term through May 23, 2034, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. Upon execution of the VICI Master Lease, initial annual rent was set at $80.7 million, representing the aggregate annual rent under the Margaritaville Lease and the Greektown Lease in effect immediately prior to December 4, 2025. Annual rent will increase by 1.0% to $81.5 million effective June 1, 2026 and, thereafter, will be subject to an annual escalator of up to 1.0% each June 1, depending on a minimum coverage floor ratio of Net Revenue to Rent to be determined over the performance period from June 1, 2025 to May 31, 2026 (as defined within the VICI Master Lease).
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2025, we are required to make total annual minimum rent payments of $986.3 million, of which $970.0 million relates to our Triple Net Leases. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 11, “Leases” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
AR PENN Master Lease	$288.8	$284.6	$284.1
2023 Master Lease	245.9	236.2	232.8
Pinnacle Master Lease	349.6	346.7	339.4
VICI Master Lease (1)	6.7	—	—
Margaritaville Lease (1)	24.6	26.8	26.2
Greektown Lease (1)	49.0	52.9	52.2
Morgantown Lease	3.2	3.2	3.1
Total	$967.8	$950.4	$937.8
(1)As discussed in Note 11, “Leases,” prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.

Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2025:

		Payments Due by Period
(in millions)	Total	2026	2027	2028	2029	2030	2031 and after
Purchase obligations	$473.4	$268.5	$74.6	$36.6	$26.5	$21.2	$46.0
Other liabilities reflected within our Consolidated Balance Sheets (1)	2.7	0.3	0.3	0.2	0.2	0.2	1.5
Total	$476.1	$268.8	$74.9	$36.8	$26.7	$21.4	$47.5
(1)Excludes the liability for unrecognized tax related benefits and indemnification obligation of $80.0 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of price inflation, changes in interest rates on the U.S. economy, economic uncertainty, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will realize the anticipated benefits of our iCasino forward strategy and the rebranding of our U.S. OSB product to theScore Bet; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipate that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail, and online gaming; from acquisitions of gaming properties at reasonable valuations; Greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Risk Factors—Risks Related to Our Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for more information on additional financing risks.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. The development and selection of critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board. We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our financial condition, results of operations, and cash flows.

Leases
The reassessment of the lease classification of the land and building components within the 2023 Master Lease, in connection with the August 1, 2025 and November 3, 2025 lease modifications, and the VICI Master Lease modification (as described in Note 11, “Leases” in the notes to our Consolidated Financial Statements) required management to apply significant judgment and make critical estimates and assumptions. These estimates and assumptions included (i) the fair value of the land and building assets; (ii) the lease term, including the determination of whether renewal options are reasonably certain of being exercised; and (iii) the discount rate applied over the lease term, which is based on our collateralized incremental borrowing rate.
Goodwill and other intangible assets
As of December 31, 2025, the Company had $1.8 billion in goodwill and $1.4 billion in other intangible assets, net within its Consolidated Balance Sheets, representing 12.5% and 9.8% of total assets, respectively. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year, or more frequently if indicators of impairment exist.
During the second quarter of 2025, we identified an indicator of impairment on our trademark at Ameristar Council Bluffs and performed tests to assess for impairment, which resulted in an impairment charge of $15.0 million. During the third quarter of 2025, we identified an indicator of impairment related to goodwill within our Interactive segment. Accordingly, we performed an interim goodwill impairment test, which resulted in the recognition of an $825.0 million goodwill impairment charge. As a result of our annual test completed during the fourth quarter of 2025, we recognized $7.0 million in impairment charges on our goodwill in our South segment, $88.3 million in impairment charges on our gaming licenses in our Northeast and South segments, and $10.0 million in impairment charges on our trademarks in our South and West segments. For further discussion, see Note 8, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements.
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
Interactive reporting unit goodwill
The Interactive reporting segment constitutes a single reporting unit for purposes of goodwill impairment testing and had a goodwill balance of $774.8 million as of December 31, 2025. For our interim quantitative goodwill impairment test for the segment’s goodwill, an income approach, in which a discounted cash flow (“DCF”) model and a market-based approach used guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the segment’s peer group was utilized in order to estimate the fair market value of the reporting unit. The Company compared the fair value of the segment’s reporting unit to its carrying amount. As the carrying amount of the reporting unit exceeded the fair value, an impairment was recorded equal to the amount of the excess, which was $825.0 million.
The evaluation of goodwill requires the use of estimates about future operating results of the reporting unit to determine the estimated fair value of the reporting unit. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Significant assumptions utilized in the estimation of future cash flows for the reporting unit include forecasted revenues, the discount rate used in the valuation, and the terminal year EBITDA exit multiple. These significant assumptions are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance PENN’s overall value but may be to the detriment of the Interactive reporting unit.

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
The goodwill at our Interactive reporting unit was subject to a sensitivity analysis to determine the potential additional impairment loss as of the September 30, 2025 testing date:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	a 10% decrease in forecasted revenues and Adjusted EBITDA
Goodwill
PENN Interactive	$766.0	—%	$105.0
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
The evaluation of gaming license intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the gaming license indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing the impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the projected payments under any applicable Triple Net Lease) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state, or local regulations, economic downturns, or other events affecting our properties.

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
Assumptions and estimates about future cash flow levels, discount rates and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance PENN’s overall value but may be to the detriment of an individual reporting unit.
Reporting units with gaming licenses which were identified during our 2025 annual impairment assessment, performed as of October 1, 2025, as having less than a substantial passing margin, were subject to a sensitivity analysis to determine the potential impairment losses:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Gaming License
Boomtown New Orleans	$5.5	—%	$4.5	$1.0
Hollywood Casino at Greektown	$22.0	—%	$7.5	$2.0
L’Auberge Lake Charles	$221.3	0.3%	$30.0	$3.5
Meadows Racetrack and Casino	$46.0	—%	$9.0	$1.5
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of December 31, 2025, the Company’s Amended Credit Facilities had a gross outstanding balance of $2.0 billion, consisting of a $453.8 million Amended Term Loan A Facility, a $965.0 million Amended Term Loan B Facility, and $570.0 million of borrowings against our Amended Revolving Credit Facility. As of December 31, 2025, we had $406.1 million of available borrowing capacity under our Amended Revolving Credit Facility. As of February 25, 2026, the Company had $565.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $411.1 million of available borrowing capacity.
The table below provides information about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates as of December 31, 2025.

(dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate	$—	$400.0	$—	$—	$—	$—	$400.0	$399.0
Average interest rate		5.625%
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$368.0
Average interest rate				4.125%
Fixed rate	$106.7	$—	$—	$—	$—	$—	$106.7	$105.6
Average interest rate	2.750%
Variable rate	$37.5	$1,006.3	$10.0	$935.0	$—	$—	$1,988.8	$1,993.0
Average interest rate (1)	5.463%	5.600%	6.014%	6.194%
(1)Estimated rate, reflective of forward SOFR as of December 31, 2025 plus the spread over SOFR applicable to variable-rate borrowing.
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

We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. We incurred an unrealized foreign currency translation adjustment gain of $65.5 million, an unrealized foreign currency translation loss of $139.1 million, and an unrealized foreign currency translation gain of $44.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, as reported in “Foreign currency translation adjustment during the period” within our Consolidated Statements of Comprehensive Loss.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PENN Entertainment, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PENN Entertainment, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Interim Goodwill Impairment Test - Interactive Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $1,786.6 million as of December 31, 2025, and the goodwill associated with the Interactive reporting unit was $774.8 million. Goodwill is tested for impairment annually on October 1 of each year, or more frequently if indicators of impairment exist. Management compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded. As disclosed by management, during the third quarter of 2025, management identified an indicator of impairment on goodwill and performed an interim quantitative impairment test for the Interactive reporting unit, which resulted in a non-cash impairment charge of $825.0 million. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow model and a market-based approach using guideline public company multiples from the Company’s peer group were utilized in order to estimate the fair market value of the Company’s Interactive reporting unit. Significant assumptions utilized in the estimation of future cash flows for the Interactive reporting unit include forecasted revenues, the discount rate, and the terminal year earnings before interest, taxes, depreciation, and amortization (EBITDA) exit multiple.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment test of the Interactive reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Interactive reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, discount rate and terminal year EBITDA exit multiple used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Interactive reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Interactive reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, discount rate, and terminal year EBITDA exit multiple. Evaluating management’s assumption related to forecasted revenues involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Interactive reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate and terminal year EBITDA exit multiple assumptions.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 26, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
PENN Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of PENN Entertainment, Inc. and subsidiaries (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 22, 2024 (February 27, 2025 as to Note 17)

We began serving as the Company’s auditor in 2017. In 2024 we became the predecessor auditor.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$686.6	$706.6
Accounts receivable, net	254.2	256.8
Prepaid expenses	151.7	152.3
Other current assets	73.6	38.7
Total current assets	1,166.1	1,154.4
Property and equipment, net	3,717.3	3,705.0
Investment in and advances to unconsolidated affiliates	79.4	86.2
Goodwill	1,786.6	2,563.1
Other intangible assets, net	1,404.8	1,529.9
Operating lease right-of-use assets	3,966.1	3,976.8
Finance lease right-of-use assets	1,924.3	2,014.3
Other assets	223.9	232.0
Total assets	$14,268.5	$15,261.7

Liabilities
Current liabilities
Accounts payable	$54.2	$50.8
Current maturities of long-term debt	38.2	38.2
Current portion of financing obligations	45.8	43.5
Current portion of operating lease liabilities	386.0	322.1
Current portion of finance lease liabilities	45.7	53.2
Accrued expenses and other current liabilities	905.6	907.3
Total current liabilities	1,475.5	1,415.1
Long-term debt, net of current maturities, debt discount, and debt issuance costs	2,848.9	2,732.5
Long-term portion of financing obligations	2,297.8	2,343.1
Long-term portion of operating lease liabilities	3,592.4	3,654.3
Long-term portion of finance lease liabilities	2,017.4	2,062.3
Deferred income taxes	87.8	61.0
Other long-term liabilities	121.2	135.0
Total liabilities	12,441.0	12,403.3
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,841,991 and 177,396,073 shares issued, 132,584,258 and 152,229,171 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 379,821 and 466,534 shares outstanding)	—	—
Treasury stock, at cost, (45,257,733 and 25,166,902)	(1,137.2)	(779.5)
Additional paid-in capital	4,652.8	4,542.4
Accumulated deficit	(1,490.1)	(647.0)
Accumulated other comprehensive loss	(193.3)	(255.0)
Total PENN Entertainment, Inc. stockholders’ equity	1,834.0	2,862.7
Non-controlling interest	(6.5)	(4.3)
Total stockholders’ equity	1,827.5	2,858.4
Total liabilities and stockholders’ equity	$14,268.5	$15,261.7
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenues
Gaming	$5,350.0	$5,169.5	$4,905.8
Food, beverage, hotel, and other	1,611.0	1,408.6	1,457.1
Total revenues	6,961.0	6,578.1	6,362.9
Operating expenses
Gaming	3,446.4	3,429.0	2,989.4
Food, beverage, hotel, and other	1,162.2	985.5	1,011.4
General and administrative	1,633.8	1,568.4	1,563.4
Depreciation and amortization	446.9	433.6	435.1
Impairment losses	945.3	89.1	130.6
Loss on disposal of Barstool	—	—	923.2
Total operating expenses	7,634.6	6,505.6	7,053.1
Operating income (loss)	(673.6)	72.5	(690.2)
Other income (expenses)
Interest expense, net	(405.8)	(470.5)	(464.7)
Interest income	9.7	23.6	40.3
Income from unconsolidated affiliates	37.7	28.1	25.3
Gain on Barstool Acquisition, net	—	—	83.4
Gain on REIT transactions, net	3.3	—	500.8
Gain on financing arrangement	215.1	—	—
Loss on early extinguishment of debt	(11.8)	(0.3)	—
Other	4.7	5.3	5.5
Total other income (expenses)	(147.1)	(413.8)	190.6
Loss before income taxes	(820.7)	(341.3)	(499.6)
Income tax benefit (expense)	(24.6)	28.0	8.2
Net loss	(845.3)	(313.3)	(491.4)
Net loss attributable to non-controlling interest	2.2	1.8	1.4
Net loss attributable to PENN Entertainment, Inc.	$(843.1)	$(311.5)	$(490.0)

Loss per share
Basic loss per share	$(5.83)	$(2.05)	$(3.22)
Diluted loss per share	$(5.83)	$(2.05)	$(3.22)

Weighted-average common shares outstanding—basic	144.6	152.1	152.1
Weighted-average common shares outstanding—diluted	144.6	152.1	152.1
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
(in millions)	2025	2024	2023
Net loss	$(845.3)	$(313.3)	$(491.4)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities	(3.8)	5.4	3.2
Foreign currency translation adjustment during the period	65.5	(139.1)	44.1
Other comprehensive income (loss)	61.7	(133.7)	47.3
Total comprehensive loss	(783.6)	(447.0)	(444.1)
Comprehensive loss attributable to non-controlling interest	2.2	1.8	1.4
Comprehensive loss attributable to PENN Entertainment, Inc.	$(781.4)	$(445.2)	$(442.7)
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stock-holders’ Equity	Non-Controlling Interest	Total Stock-holders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	997,137	—	—	—	—	85.9	—	—	85.9	—	85.9
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(581)	(19.4)	580,600	—	—	—	—	19.4	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	62,606	—	(62,606)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	22.8	—	—	22.8	—	22.8
Unrealized gain on debt securities	—	—	—	—	—	—	—	—	—	3.2	3.2	—	3.2
Currency translation adjustment	—	—	—	—	—	—	—	—	—	44.1	44.1	—	44.1
Net loss	—	—	—	—	—	—	—	—	(490.0)	—	(490.0)	(1.4)	(491.4)
Other	—	—	—	0.1	—	—	(0.2)	7.4	—	—	7.3	—	7.3
Balance as of December 31, 2023	—	—	151,552,694	1.8	560,267	—	(779.5)	4,436.6	(335.5)	(121.3)	3,202.1	(2.5)	3,199.6
Share-based compensation arrangements	—	—	510,641	—	—	—	—	52.9	—	—	52.9	—	52.9
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	161,781	—	(161,781)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	57.6	—	—	57.6	—	57.6
Unrealized gain on debt securities	—	—	—	—	—	—	—	—	—	5.4	5.4	—	5.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(139.1)	(139.1)	—	(139.1)
Net loss	—	—	—	—	—	—	—	—	(311.5)	—	(311.5)	(1.8)	(313.3)
Other	—	—	—	—	—	—	—	(4.8)	—	—	(4.8)	—	(4.8)
Balance as of December 31, 2024	—	—	152,229,171	1.8	466,534	—	(779.5)	4,542.4	(647.0)	(255.0)	2,862.7	(4.3)	2,858.4
Share-based compensation arrangements	—	—	359,205	—	—	—	—	60.9	—	—	60.9	—	60.9
Share repurchases	—	—	(20,090,831)	—	—	—	(354.4)	—	—	—	(354.4)	—	(354.4)
Exchangeable share conversions	—	—	86,713	—	(86,713)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	57.1	—	—	57.1	—	57.1
Unrealized loss on debt securities	—	—	—	—	—	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	65.5	65.5	—	65.5
Net loss	—	—	—	—	—	—	—	—	(843.1)	—	(843.1)	(2.2)	(845.3)
Other	—	—	—	—	—	—	(3.3)	(7.6)	—	—	(10.9)	—	(10.9)
Balance as of December 31, 2025	—	$—	132,584,258	$1.8	379,821	$—	$(1,137.2)	$4,652.8	$(1,490.1)	$(193.3)	$1,834.0	$(6.5)	$1,827.5
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2025	2024	2023
Operating activities
Net loss	$(845.3)	$(313.3)	$(491.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	446.9	433.6	435.1
Amortization of debt discount and debt issuance costs	8.3	8.7	8.1
Noncash interest expense	14.3	47.1	36.1
Noncash operating lease expense	372.4	316.6	305.5
Gain on Barstool Acquisition, net	—	—	(83.4)
Gain on REIT transactions, net	(3.3)	—	(500.8)
Loss on disposal of Barstool	—	—	923.2
Loss on sale or disposal of property and equipment	0.4	10.0	0.1
Income from unconsolidated affiliates	(37.7)	(28.1)	(25.3)
Return on investment from unconsolidated affiliates	37.4	33.4	33.3
Deferred income taxes	26.9	(58.1)	(32.7)
Stock-based compensation	60.9	52.9	85.9
Investment Agreement warrant expense	57.1	67.9	12.5
Impairment losses	945.3	89.1	130.6
Gain on financing arrangement	(215.1)	—	—
Loss on early extinguishment of debt	11.8	0.3	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	1.6	58.9	(74.8)
Prepaid expenses and other current assets	(19.0)	26.7	(66.3)
Other assets	(12.1)	(35.7)	(18.2)
Accounts payable	(2.4)	14.2	(8.6)
Accrued expenses	18.0	(67.7)	25.9
Income taxes	(3.8)	33.4	(50.2)
Operating lease liabilities	(356.6)	(298.2)	(305.8)
Other current and long-term liabilities	(23.9)	(48.4)	107.4
Other	26.1	16.0	9.7
Net cash provided by operating activities	508.2	359.3	455.9
Investing activities
Capital expenditures	(647.7)	(482.7)	(360.0)
Proceeds from sale-and-leaseback transactions in conjunction with development projects	280.0	—	—
Sale of Barstool Sports, net of cash	—	—	(50.9)
Consideration paid for acquisitions of businesses, net of cash acquired	—	—	(314.6)
Consideration paid for gaming licenses and other intangible assets	(37.7)	(57.9)	(21.9)
Other	54.3	(0.6)	4.8
Net cash used in investing activities	(351.1)	(541.2)	(742.6)

	For the year ended December 31,
(in millions)	2025	2024	2023
Financing activities
Proceeds from revolving credit facility	877.5	—	—
Repayments on revolving credit facility	(307.5)	—	—
Repurchases of convertible debt	(223.8)	—	—
Principal payments on long-term debt	(37.5)	(37.5)	(37.5)
Payments of other long-term obligations	(0.7)	(10.1)	(18.7)
Principal payments on financing obligations	(43.5)	(40.8)	(39.2)
Principal payments on finance leases	(53.4)	(50.3)	(47.1)
Repurchases of common stock	(354.4)	—	(149.8)
Proceeds from insurance financing	26.8	29.3	34.4
Payments on insurance financing	(31.1)	(35.4)	—
Indemnification payments	—	(30.5)	—
Other	(18.0)	(11.2)	(4.7)
Net cash used in financing activities	(165.6)	(186.5)	(262.6)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.5)	(2.3)	(0.4)
Change in cash, cash equivalents, and restricted cash	(9.0)	(370.7)	(549.7)
Cash, cash equivalents, and restricted cash at the beginning of the year	723.8	1,094.5	1,644.2
Cash, cash equivalents, and restricted cash at the end of the year	$714.8	$723.8	$1,094.5

	For the year ended December 31,
(in millions)	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$686.6	$706.6	$1,071.8
Restricted cash included in Other current assets	27.0	16.0	21.5
Restricted cash included in Other assets	1.2	1.2	1.2
Total cash, cash equivalents, and restricted cash	$714.8	$723.8	$1,094.5

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$383.0	$415.5	$420.1

Non-cash activities:
Accrued capital expenditures	$51.1	$53.8	$23.5
See accompanying notes to the Consolidated Financial Statements

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 33 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 11, “Leases,” and collectively referred to as the “Master Leases”).
Note 2—Significant Accounting Policies and Basis of Presentation
Basis of Presentation: The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission.
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
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us may include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN Play program, the initial measurements of financing obligations and lease liabilities associated with our Triple Net Leases (as defined in Note 11, “Leases”), the initial selection of useful lives for depreciable and amortizable assets related to acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. Additionally, we use estimates for projected cash flows when assessing (i) the recoverability of long lived assets, goodwill, and other intangible assets, (ii) the initial valuation of intangible assets in conjunction with acquisitions, and (iii) the fair value of land and building components during lease classification tests. We applied estimation methods consistently for the periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.
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
The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our OSB, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations.

See Note 17, “Segment Information” and Note 11, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	AR PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	AR PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	2023 Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	VICI Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	AR PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease (1)
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	AR PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	2023 Master Lease
Hollywood Casino at The Meadows	Washington, Pennsylvania	2023 Master Lease
Hollywood Casino Toledo	Toledo, Ohio	2023 Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	AR PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	AR PENN Master Lease
Marquee by PENN (2)	Pennsylvania	N/A
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	AR PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	AR PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	AR PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	AR PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	VICI Master Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort Spa Casino	Henderson, Nevada	2023 Master Lease
Zia Park Casino	Hobbs, New Mexico	AR PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	AR PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	AR PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	2023 Master Lease
Hollywood Casino Joliet	Joliet, Illinois	2023 Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - Joint Venture
Hollywood Casino St. Louis	Maryland Heights, Missouri	AR PENN Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
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
Concentration of Credit Risk: Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.
Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following investigations of creditworthiness. The Company utilizes a forward-looking current expected credit loss model to measure the provision for credit losses.
The Company’s receivables as of December 31, 2025 and 2024 primarily consisted of the following:

	December 31,
(in millions)	2025	2024
Markers and returned checks	$14.0	$13.5
Payment processors, credit card, and other advances to customers	80.1	86.1
Receivables from ATM and cash kiosk transactions	33.8	36.4
Hotel and banquet	3.4	3.9
Racing settlements	7.4	7.2
Online gaming and licensing receivables from third-party operators, including taxes	73.1	55.9
Media receivables	15.5	15.7
Other	32.1	41.7
Provision for credit losses	(5.2)	(3.6)
Accounts receivable, net	$254.2	$256.8
Property and Equipment, Net: Property and equipment are stated at cost, less accumulated depreciation. Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement). Project capital expenditures are for fixed asset additions associated with constructing new facilities, or expansions of existing facilities. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost-effective to repair. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.
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
All costs funded by the Company considered to be an improvement to the real estate assets subject to any of our Triple Net Leases (as defined in Note 11, “Leases”) are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.
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

For purposes of recognizing and measuring impairment, assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See Note 7, “Property and Equipment, Net.”
Goodwill and Other Intangible Assets: Goodwill represents the future economic benefits of a business combination measured as the excess of the purchase price over the fair value of net assets acquired and has been allocated to our reporting units. Goodwill is tested for impairment annually on October 1st of each year, or more frequently if indicators of impairment exist. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to our Triple Net Leases (as defined in Note 11, “Leases”), if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the right-of-use (“ROU”) assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
We consider our gaming licenses, trademarks, and certain other intangible assets to be indefinite-lived based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state and provincial commissions. Indefinite-lived intangible assets are tested annually for impairment on October 1st of each year, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment is recognized. The Company completes its testing of its indefinite-lived intangible assets prior to assessing the realizability of its goodwill.
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
Convertible Debt: Our Convertible Notes (as defined within Note 10, “Long-term Debt”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). The Convertible Notes are accounted for as a single liability measured at amortized cost, as no embedded features require bifurcation. See Note 10, “Long-term Debt” for additional information.
Financing Obligations: In accordance with ASC Topic 842, “Leases,” (“ASC 842”) for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, we continue to recognize the underlying asset as “Property and equipment, net” within the Consolidated Balance Sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”).

The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company recognizes interest expense on the minimum lease payments related to a financing obligation under the effective yield method. Contingent payments are recorded to interest expense as incurred. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 7, “Property and Equipment, Net” and Note 11, “Leases.”
We concluded that certain components contained within the Pinnacle Master Lease and the Morgantown Lease (both as defined in Note 11, “Leases”) are required to be accounted for as financing obligations on the Consolidated Balance Sheets in accordance with ASC 842, as control of the underlying assets were not considered to have transferred from the Company.
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
In accordance with ASC 842, we elected the following policies: (i) to account for lease and non-lease components as a single component for all classes of underlying assets and (ii) to not recognize short-term leases (i.e., leases that are less than 12 months and do not contain purchase options) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the Consolidated Statements of Operations.
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are primarily recorded as rent expense, which are included within “General and administrative” within the Consolidated Statements of Operations and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as depreciation expense, which is included within “Depreciation and amortization” and “Interest expense, net” within the Consolidated Statements of Operations over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within the Consolidated Statements of Cash Flows.
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
Gaming revenue contracts involve two performance obligations for those customers earning points under our PENN Play program and a single performance obligation for customers that do not participate in the PENN Play program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as, food and beverage at our restaurants, Choice Privileges points, Ticketmaster tickets, lodging at our hotels, and products offered at our PENN Play mall and retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized at the conclusion of each wager or wagering game session. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
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

Furthermore, PENN Interactive generates revenues from advertising on theScore media app. Advertising revenue is recorded at the time of fulfilling the performance obligations relating to the display of customers’ advertisements on theScore media app.
PENN Interactive also enters into multi-year agreements with sports betting operators for OSB and iCasino market access (“Skins”) across our portfolio, of which the Company generally receives upfront (i) cash or (ii) cash and equity securities. Additionally, in consideration for the use of each Skin, the Company receives a monthly revenue share amount of the revenues earned by the operators less contractual fees and obligations primarily consisting of taxes, promotional credits, data fees and player costs.
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

	For the year ended December 31,
(in millions)	2025	2024	2023
Food and beverage	$245.0	$224.6	$215.5
Hotel	138.8	139.8	139.0
Other	8.4	9.3	12.4
Total complimentaries associated with gaming contracts	$392.2	$373.7	$366.9
Additionally, the Company provides discretionary complimentaries in the form of iCasino and OSB free play bonuses. Free play bonuses provided to patrons as an inducement to gamble on the Company’s digital sports betting and iCasino apps are recorded as a reduction of “Gaming” revenues.
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its PENN Play program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party OSB and/or iCasino for OSB and iCasino market access.
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

The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $29.8 million and $29.7 million as of December 31, 2025 and 2024, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space; (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”); (iii) money deposited in an online wallet not yet wagered; (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn; (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering; (vi) outstanding chip liabilities; (vii) unclaimed jackpots; and (viii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $133.7 million and $151.4 million as of December 31, 2025 and 2024, respectively, and are included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, which enters into multi-year agreements with third-party OSB and/or iCasino operators for OSB and iCasino market access across our portfolio of properties.
As of December 31, 2025, and 2024, our deferred revenue balance was $34.1 million and $42.6 million, respectively, the majority of which is included in “Other long-term liabilities” within our Consolidated Balance Sheets. During the years ended December 31, 2025, 2024, and 2023 we recognized revenue of $9.6 million, $5.7 million, and $21.6 million, respectively, that was included in the December 31, 2024, 2023, and 2022 deferred revenue balances.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the Consolidated Statements of Operations, were $358.1 million, $456.4 million, and $173.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively. Advertising expense includes media marketing services and brand and other rights previously provided by ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”) pursuant to the Sportsbook Agreement (as defined in Note 12, “Commitments and Contingencies”) which was terminated on November 5, 2025, and other media placement costs.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party OSB and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the Consolidated Statements of Operations, and were $2.6 billion, $2.3 billion, and $2.3 billion for the years ended December 31, 2025, 2024, and 2023, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income or loss. Revenues and expenses are typically translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within the Consolidated Statements of Operations.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 6, “Investments in and Advances to Unconsolidated Affiliates”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The previous holders of the Company’s Series D Preferred Stock were not obligated to absorb losses; therefore, in reporting periods where the Company was in a net loss position, it did not apply the two-class method. In reporting periods where the Company was in a net income position, the two-class method was applied by allocating all earnings during the period to common shares and preferred shares. See Note 16, “Loss per Share” for more information. As discussed in Note 14, “Stockholders’ Equity,” all remaining outstanding shares of Series D Preferred Stock were converted to common stock during the third quarter of 2023. There were no outstanding shares of Series D Preferred Stock as of December 31, 2025.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) and we sold 100% of the outstanding shares of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”) common stock. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. For both periods ended as of December 31, 2025 and 2024, the Company has recorded a liability of $39.5 million for this agreement. Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the Consolidated Balance Sheets. See Note 5, “Acquisitions and Dispositions”.
Application of Business Combination Accounting: We utilize the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” (“ASC 805”) which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions is no more than one year in duration. See Note 5, “Acquisitions and Dispositions.”
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
Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and was adopted on a prospective basis. The adoption of ASU 2023-09 resulted in additional disclosures in the notes to the Consolidated Financial Statements. See Note 13, “Income Taxes.”
Accounting Pronouncements to be Implemented
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 updates the requirements for a public entity to disclose additional information about specific income statement expense categories in the notes to financial statements. ASU 2024-03 does not change or remove current expense disclosure requirements, however, it affects where this information appears in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective or retrospective basis, with early adoption permitted. We are assessing the guidance and currently expect adoption of the new standard to result in additional disclosures in the notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the determination of accounting treatment required for settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, on a prospective or retrospective basis, with early adoption permitted. The primary purpose of the new ASU 2024-04 is to improve the relevance and consistency in application of the induced conversion guidance in ASC 470-20. We have assessed the guidance and do not expect the new standard to have a material impact on the Consolidated Financial Statements. We plan on adopting the standard on a prospective basis, which is applicable for the interim period commencing on January 1, 2026.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces optional relief for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606, “Revenue from Contracts with Customers.” The guidance allows entities to apply a practical expedient assuming current conditions persist over the asset’s life, and for certain non-public entities, to consider post-balance sheet cash collections when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We have assessed the impact of this guidance, and do not expect the new standard to have a material impact on the Consolidated Financial Statements. We plan on adopting the standard on a prospective basis, which is applicable for the interim period commencing on January 1, 2026.
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

Note 4—Revenue Disaggregation
Our revenues are generated primarily by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and OSB; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are primarily comprised of PENN Interactive’s revenues generated from third-party iCasino and OSB, in addition to the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location (with no single foreign country’s revenue representing more than 10% of total consolidated revenues) of the related properties, which is consistent with our reportable segments, as follows:

	For the year ended December 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,473.6	$877.2	$383.5	$1,051.6	$564.1	$—	$—	$5,350.0
Food and beverage	153.1	148.0	75.7	65.5	—	3.6	—	445.9
Hotel	53.0	100.0	65.2	35.1	—	—	—	253.3
Other	89.5	41.9	18.8	29.2	738.5	14.9	(21.0)	911.8
Total revenues	$2,769.2	$1,167.1	$543.2	$1,181.4	$1,302.6	$18.5	$(21.0)	$6,961.0

	For the year ended December 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,465.0	$904.1	$366.6	$1,043.6	$390.2	$—	$—	$5,169.5
Food and beverage	147.8	132.7	73.9	62.3	—	3.5	—	420.2
Hotel	54.3	91.6	66.2	37.9	—	—	—	250.0
Other	88.6	40.6	18.6	28.4	569.7	16.1	(23.6)	738.4
Total revenues	$2,755.7	$1,169.0	$525.3	$1,172.2	$959.9	$19.6	$(23.6)	$6,578.1

	For the year ended December 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,451.4	$950.3	$376.5	$1,046.5	$81.1	$—	$—	$4,905.8
Food and beverage	144.0	132.1	71.8	59.9	—	3.1	—	410.9
Hotel	55.3	93.7	61.0	37.3	—	—	—	247.3
Other	87.7	40.3	19.2	28.9	637.7	17.1	(32.0)	798.9
Total revenues	$2,738.4	$1,216.4	$528.5	$1,172.6	$718.8	$20.2	$(32.0)	$6,362.9
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $588.3 million, $435.6 million, and $390.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023, other revenues within the Interactive segment for the year ended December 31, 2023 included $105.8 million in advertising revenue and $29.8 million in retail revenue.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 5—Acquisitions and Dispositions
Barstool Acquisition and Disposition
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock, and determined the fair value of Barstool to be $660.0 million based on market participant assumptions. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 14, “Stockholders’ Equity” for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.
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
On August 8, 2023, PENN entered into the Barstool SPA with David Portnoy to sell 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool.
On August 8, 2023, the Company’s Board of Directors (the “Board”) approved the sale of Barstool to David Portnoy, and we classified the assets and liabilities to be disposed of as held-for-sale. These assets and liabilities were measured at the lower of (i) the carrying value when we classified the disposal group as held-for-sale or (ii) the fair value of the disposal group, less costs to sell. The Company recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability discussed below) during the third quarter of 2023, included in “Loss on disposal of Barstool” within our Consolidated Statements of Operations. Pursuant to the Barstool SPA, PENN will indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs, associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. For information on the tax-related impacts from the Barstool transactions, see Note 13, “Income Taxes.”

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
Prior to the acquisition of the remaining Barstool shares (which occurred on February 17, 2023 as discussed in Note 5, “Acquisitions and Dispositions”), the Company determined that it did not qualify as the primary beneficiary of Barstool either at the commencement date of its investment or for subsequent periods prior to the acquisition, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool’s performance. Therefore, the Company did not consolidate the financial position nor the results of operations of Barstool and we recorded our proportionate share of Barstool’s net income or loss one quarter in arrears during the period January 1, 2023 through February 16, 2023.
Kansas Joint Venture
As of December 31, 2025 and 2024, our investment in Kansas Entertainment was $77.8 million and $80.9 million, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company received distributions from Kansas Entertainment totaling $37.4 million, $33.4 million, and $33.3 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of December 31, 2025 and 2024, nor the results of operations for the years ended December 31, 2025, 2024, and 2023.
The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2025	2024
Current assets	$25.7	$24.1
Long-term assets	$133.6	$139.5
Current liabilities	$17.8	$16.2

	For the year ended December 31,
(in millions)	2025	2024	2023
Revenues	$188.4	$175.9	$170.8
Operating expenses	120.0	109.1	105.6
Operating income	68.4	66.8	65.2
Net income	$68.5	$66.9	$65.2

Net income attributable to PENN Entertainment, Inc.	$34.3	$33.5	$32.6

Note 7—Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2025	2024
Property and equipment - Not Subject to Master Leases
Land and improvements	$120.0	$125.5
Building, vessels, and improvements	325.7	323.4
Furniture, fixtures, and equipment	1,995.5	1,852.9
Leasehold improvements	752.7	584.4
Construction in progress	427.1	491.4
	3,621.0	3,377.6
Less: Accumulated depreciation	(2,027.8)	(1,900.3)
	1,593.2	1,477.3
Property and equipment - Subject to Master Leases
Land and improvements	1,427.0	1,427.1
Building, vessels, and improvements	1,591.2	1,591.3
	3,018.2	3,018.4
Less: Accumulated depreciation	(894.1)	(790.7)
	2,124.1	2,227.7
Property and equipment, net	$3,717.3	$3,705.0
Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
Depreciation expense (1)	$316.3	$293.9	$288.7
(1)During the years ended December 31, 2025, 2024, and 2023, we recorded depreciation expense of $103.4 million, $99.3 million, and $112.4 million, respectively, related to real estate assets subject to our Master Leases.

Note 8—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of January 1, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1
Effect of foreign currency exchange rates	—	—	—	—	(119.7)	—	(119.7)
Impairment losses during year	—	(6.1)	—	(6.2)	—	—	(12.3)
Balance as of December 31, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,544.3	$87.7	$4,125.6
Accumulated goodwill impairment losses	(828.8)	(67.1)	(16.6)	(562.3)	—	(87.7)	(1,562.5)
Goodwill, net	$94.7	$169.5	$200.2	$554.4	$1,544.3	$—	$2,563.1
Effect of foreign currency exchange rates	—	—	—	—	55.5	—	55.5
Impairment losses during year	—	(7.0)	—	—	(825.0)	—	(832.0)
Balance as of December 31, 2025
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,599.8	$87.7	$4,181.1
Accumulated goodwill impairment losses	(828.8)	(74.1)	(16.6)	(562.3)	(825.0)	(87.7)	(2,394.5)
Goodwill, net	$94.7	$162.5	$200.2	$554.4	$774.8	$—	$1,786.6
Summary of Impairment Charges by Reportable Segment

	For the year ended December 31,
	2025			2024			2023
(in millions)	Goodwill	Gaming Licenses	Trademarks	Goodwill	Gaming Licenses	Trademarks	Goodwill	Gaming Licenses
Segment
Northeast	$—	$23.5	$—	$—	$66.0	$1.0	$30.0	$100.6
South	7.0	64.8	4.5	6.1	3.3	6.5	—	—
West	—	—	5.5	—	—	—	—	—
Midwest	—	—	15.0	6.2	—	—	—	—
Interactive	825.0	—	—	—	—	—	—	—
Total	$832.0	$88.3	$25.0	$12.3	$69.3	$7.5	$30.0	$100.6
Impairment charges on goodwill, gaming licenses, and trademarks are recorded to “Impairment losses” within our Consolidated Statement of Operations.
Interim Assessments for Impairment
During the third quarter of 2025, PENN announced the mutual decision for an early termination (the “Termination Agreement”) of its Sportsbook Agreement with ESPN (as defined in Note 12, “Commitments and Contingencies”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for OSB in the U.S. ended on December 1, 2025. As a result, the Company realigned its digital focus to leverage the strength of its U.S. iCasino and Canadian operations, while continuing to use OSB to drive both the acquisition of customers with significant lifetime value and unique cross-sell opportunities across PENN’s retail and digital assets. The Company rebranded its OSB offering in the U.S. to theScore Bet.

The realignment of its digital focus led the Company to revise its future cash flow projections for the Interactive reporting unit and to perform an interim quantitative impairment test during the third quarter of 2025, which resulted in a non-cash impairment charge of $825.0 million. The impairment charge is presented in “Impairment losses” within the Consolidated Statements of Operations. The estimated fair value of the Interactive goodwill was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs.
Additionally, during the second quarter of 2025, PENN announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, land-based facility to be rebranded as Hollywood Casino Council Bluffs. As a result of this strategic rebranding decision, the Company reassessed the indefinite-lived classification of the ACB trademark and concluded the trademark is no longer considered to have an indefinite useful life. The Company performed a quantitative impairment test, then assigned the remaining carrying amount of $7.0 million a finite useful life of approximately 2.5 years. The interim assessment for impairment resulted in a non-cash impairment charge of $15.0 million, recorded within the Midwest segment, reflecting the decline in the trademark’s fair value. The primary driver of the impairment was a reduction in the projected revenues attributable to the ACB trademark compared to its prior valuation. The impairment charge is presented in “Impairment losses” within the Consolidated Statements of Operations. The fair value of the ACB trademark was estimated using a relief-from-royalty discounted cash flow model incorporating Level 3 inputs.
Annual Assessments for Impairment
In 2025, the annual assessment for impairment resulted in a non-cash impairment charge of $7.0 million to goodwill in our South segment due to reductions in long-term cash flow projections as a result of economic challenges in a specific operating region. In 2024, we recorded goodwill impairment charges totaling $12.3 million in our South and Midwest segments due to increased competition that led to slight reductions in long-term cash flow projections at certain of our properties. In 2023, we recorded a goodwill impairment charge of $30.0 million at our Hollywood Casino Greektown (“Greektown”) reporting unit due to economic challenges in the region in which it operates. The estimated fair value of the reporting units was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs.
In 2025, 2024, and 2023, the annual assessment for impairment resulted in non-cash impairment charges of $88.3 million, $69.3 million, and $100.6 million, respectively, on our gaming licenses in our Northeast and South segments. A former expansion of legislation in the market and increased supply resulted in reductions in long-term cash flow projections for certain of our properties, resulting in impairment of gaming licenses. The estimated fair values of the gaming licenses were determined by using a discounted cash flow model, which utilized Level 3 inputs.
In 2025 and 2024, the annual assessment for impairment resulted in non-cash impairment charges of $10.0 million and $7.5 million, respectively, on our trademarks. These charges primarily related to properties in our South and West segments due to reductions in long-term cash flow projections as a result of increased competition and economic challenges in specific operating regions. The estimated fair values of trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2025, the date of the most recent annual impairment test, five reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows:

(in millions)
Northeast segment
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
Boomtown New Orleans	$5.2
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$976.7	$—	$976.7	$1,064.9	$—	$1,064.9
Trademarks	291.7	—	291.7	319.5	—	319.5
Other	0.6	—	0.6	0.6	—	0.6
Amortizing intangible assets
Customer relationships	111.9	(110.0)	1.9	111.6	(106.6)	5.0
Technology	370.7	(252.6)	118.1	303.0	(184.9)	118.1
Other	37.3	(21.5)	15.8	40.1	(18.3)	21.8
Total other intangible assets, net	$1,788.9	$(384.1)	$1,404.8	$1,839.7	$(309.8)	$1,529.9
During the year ended December 31, 2024, we acquired a gaming license for operating online sports wagering in the state of New York, which was recorded to “Gaming licenses” at its fair value of $25.0 million.
Amortization expense related to our amortizing intangible assets was $39.6 million, $49.9 million, and $58.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2025:

(in millions)
Years ending December 31:
2026	$58.0
2027	40.1
2028	22.4
2029	4.7
2030	3.7
Thereafter	6.9
Total	$135.8

Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Accrued salaries and wages	$152.8	$141.3
Accrued gaming, pari-mutuel, property, and other taxes	120.8	120.2
Accrued interest	20.9	20.3
Other accrued expenses and other current liabilities:
Deferred compensation (1)	119.3	107.2
Progressive jackpot liability	79.1	63.3
Advanced deposits	75.3	90.0
Unpaid wagers	52.4	56.5
Self-insurance liabilities	33.1	31.8
PENN Play loyalty point obligation	29.8	29.7
Other	222.1	247.0
Accrued expenses and other current liabilities	$905.6	$907.3
(1)Includes expenses related to the Company’s non-qualified deferred compensation plan that covers most management and other highly-compensated employees. See Note 12, “Commitments and Contingencies.”
Note 10—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

	December 31,
(in millions)	2025	2024
Amended Credit Facilities:
Amended Revolving Credit Facility due 2027	$570.0	$—
Amended Term Loan A Facility due 2027	453.8	481.3
Amended Term Loan B Facility due 2029	965.0	975.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	106.7	330.5
Other long-term obligations	8.6	210.5
	2,904.1	2,797.3
Less: Current maturities of long-term debt	(38.2)	(38.2)
Less: Debt discounts and debt issuance costs	(17.0)	(26.6)
	$2,848.9	$2,732.5
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2025:

(in millions)
Years ending December 31:
2026	$145.0
2027	1,407.0
2028	10.8
2029	1,335.8
2030	0.8
Thereafter	4.7
Total minimum payments	$2,904.1

Amended Credit Facilities
On May 3, 2022, the Company entered into an agreement with its various lenders to amend and restate its previous credit agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the balances of the previous credit facilities.
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination, and certain defaults under the Master Leases, which are discussed in Note 11, “Leases.”
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978.0 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.
As of December 31, 2025, the Company had $570.0 million drawn on the Amended Revolving Credit Facility. No amounts were drawn on the revolver as of December 31, 2024. As of December 31, 2025 and 2024, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million and $20.9 million, respectively, resulting in $406.1 million and $979.1 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively. As of February 25, 2026, the Company had $565.0 million in outstanding borrowings under its Amended Revolving Credit Facility, resulting in $411.1 million in available borrowing capacity.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 at a price of par. After underwriting fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable semi-annually on May 15 and November 15.
On June 13, 2025, the Company entered into separate and privately negotiated agreements with certain holders of the Convertible Notes to repurchase $223.8 million aggregate principal amount of the Convertible Notes. The repurchases were completed on June 20, 2025, and the Company recorded an $11.8 million loss on the early extinguishment of debt during the year ended December 31, 2025, which is included in “Loss on early extinguishment of debt” within the Consolidated Statements of Operations.
As of December 31, 2025, the Convertible Notes are scheduled to mature within the next twelve months. However, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of Convertible Notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion rate exceed 55.5555 shares of common stock per $1,000 principal amount of Convertible Notes. As of December 31, 2025, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 5,928,661.
Starting on February 15, 2026, holders may convert the Convertible Notes at any time until the close of business on the second scheduled trading day immediately before May 15, 2026. The Convertible Notes may, at the Company’s election, be settled upon conversion in cash, shares of common stock of the Company, or a combination thereof. Beginning on November 20, 2023, the Company has the option to redeem the Convertible Notes, in whole or in part, subject to certain specified conditions.
In addition, holders may require the Company to repurchase the Convertible Notes upon the occurrence of certain corporate events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase, subject to the terms therein. In connection with certain corporate events or if the Company issues a notice of redemption, the conversion rate will, under certain circumstances, be increased as set forth in the indenture governing the Convertible Notes.
As of December 31, 2025, none of the Convertible Notes have been converted into shares of the Company’s common stock.
The Convertible Notes consisted of the following components:

	December 31,
(in millions)	2025	2024
Liability:
Principal	$106.7	$330.5
Unamortized debt issuance costs	(0.2)	(2.6)
Net carrying amount	$106.5	$327.9

Interest expense, net
The table below presents interest expense, net:

	For the year ended December 31,
(in millions)	2025	2024	2023
Interest expense	$447.6	$487.1	$469.6
Capitalized interest	(41.8)	(16.6)	(4.9)
Interest expense, net	$405.8	$470.5	$464.7
The table below presents interest expense related to the Convertible Notes:

	For the year ended December 31,
(in millions)	2025	2024	2023
Coupon interest	$5.8	$9.1	$9.1
Amortization of debt issuance costs	1.1	1.8	1.7
Convertible Notes interest expense	$6.9	$10.9	$10.8
Debt issuance costs will be amortized to interest expense through May 2026, the remaining term of the Convertible Notes, at an effective interest rate of 3.3%.
Covenants
Our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are discussed in Note 11, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of December 31, 2025, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next 12 months following the date of filing this Annual Report on Form 10-K with the SEC.
Other Long-Term Obligation
In February 2021, we entered into a third-party financing arrangement providing the Company with upfront and non-refundable cash proceeds of $72.5 million while permitting us to participate in future proceeds on certain claims for insurance coverage benefits from the Company’s insurers (the “Insurers”) for economic losses PENN sustained due to the COVID-19 pandemic. On May 7, 2025, the Superior Court of Pennsylvania (the “SCP”) issued a ruling on the Company’s appeal of a lower court’s summary judgment that found in favor of the Insurers, affirming the lower court’s ruling. As a result of the SCP’s ruling, the Company has determined that obligations under these claims are no longer probable. Accordingly, during the quarter ended March 31, 2025, we recognized a non-cash gain, which consists of the cash proceeds received in 2021 of $72.5 million and $142.6 million of accreted non-cash interest. The gain is recorded as “Gain on financing arrangement” within the Consolidated Statements of Operations for the year ended December 31, 2025.
Prior to recognizing the non-cash gain, as described above, the financing obligation was classified as a non-current liability and had a $201.2 million balance as of December 31, 2024. Consistent with an obligor’s accounting under a debt instrument, period interest was accreted using an effective interest rate of 27.0% until the time that the claims and related obligations were resolved. The amount included in “Interest expense, net” related to this obligation was $13.9 million, $47.1 million, and $36.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
AR PENN Master Lease
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal periods of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
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
The land and building components contained within the AR PENN Master Lease are classified as operating leases and the related expenses are included in “General and administrative” within the Consolidated Statements of Operations.
As a result of the annual escalator, effective as of November 1 for the lease years ended October 31, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025	2024	2023
Annual escalator	$4.3	$4.2	$4.2
Operating ROU asset and lease liability recognized	$25.6	$27.2	$28.7
The AR PENN Percentage Rent most recently reset on November 1, 2023, and will be effective until the next AR PENN Percentage Rent reset, scheduled to occur on November 1, 2028. As a result of the AR PENN Percentage Rent reset for the lease year ended October 31, 2023, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2023
Reduction to the performance-based component of rent	$4.4
Operating ROU asset and lease liability recognized	$117.4
The execution of the AR PENN Master Lease, as described above, constituted a modification under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. We concluded the lease term should end at the current lease expiration date of October 31, 2033 and the optional three renewal periods of five years each were not included in the lease term. The Company continues to evolve from a leading retail gaming operator to a leading provider of integrated entertainment, sports content, and casino gaming experiences. The execution of our omni-channel strategy continues to diversify our earning streams and precluded us from concluding all renewal options were reasonably assured to be exercised.

As a result of the January 1, 2023 lease modification, we concluded (i) the land components contained within the AR PENN Master Lease, which were previously primarily classified as finance leases, to be classified as operating leases, and (ii) control of the building assets have transferred from the Company to the lessor allowing for sale recognition in accordance with ASC 842 which results in the building components to be classified as operating leases. Prior to the January 1, 2023 lease modification event, control of substantially all of the building components were concluded not to have passed from the Company to the lessor in accordance with ASC 842 which required recognition of a financing obligation in accordance with ASC 470 and continued recognition of the underlying asset in “Property and equipment, net” within our Consolidated Balance Sheets. In conjunction with the sale recognition on the building components, we (i) derecognized $1.6 billion of financing obligations within our Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our Statements of Operations; and (ii) derecognized $1.1 billion of “Property and equipment, net” associated with the building assets within our Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our Consolidated Statements of Operations. As a result of our measurement of the associated operating lease liabilities, we recognized a reduction of the ROU assets and corresponding lease liabilities of $1.2 billion within our Consolidated Balance Sheets as of January 1, 2023.
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
The AR PENN Master Lease and the 2023 Master Lease are coterminous. As such, consistent with the AR PENN Master Lease, we concluded the 2023 Master Lease term ends at the current lease expiration date of October 31, 2033 and does not include any of the remaining three renewal periods of five years each. (See the above lease term discussion associated with the AR PENN Master Lease.)
As a result of our lease classification assessment, we concluded all land and building components contained within the 2023 Master Lease to be operating leases. As a result of our measurement of the operating lease liabilities, we recognized ROU assets and corresponding lease liabilities of $1.8 billion. Additionally, the 2023 Master Lease terminated the individual triple net leases with GLPI for the real estate assets associated with Perryville and Meadows, as such we (i) derecognized $171.9 million in ROU assets within our Consolidated Balance Sheets; (ii) derecognized $165.5 million in lease liabilities within our Consolidated Balance Sheets; and (iii) recognized a $6.5 million loss on the termination which is included in “Gain on REIT transactions, net” within our Consolidated Statements of Operations. Expenses related to lease components classified as operating leases are included in “General and administrative” within our Consolidated Statements of Operations.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for development projects with respect to Joliet (the “Joliet Project”), M Resort (the “M Resort Project”), and Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon our request, up to $350.0 million in aggregate for the Other Development Projects, as discussed below. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter.
The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The PENN Development Projects still under construction are all subject to necessary regulatory and other government approvals.

On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025, and on November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, of which the new hotel tower opened on December 1, 2025.
Effective August 1, 2025, we determined that the sale-and-lease back of real estate assets related to the new Joliet facility to GLPI for $130.0 million constituted a lease modification under ASC 842.
In connection with the August 1, 2025 lease modification, the Company reassessed the land and building components contained within the 2023 Master Lease and remeasured the related lease liabilities. The assessment and remeasurement included the following elements: (i) the removal of the previously leased Joliet facility assets; (ii) the addition of the newly leased Joliet facility assets; and (iii) a $10.1 million increase in annual rent, which is specific to the lease back of the real estate assets related to the new Joliet facility, subject to annual escalation in accordance with the 2023 Master Lease. The modification did not result in a change to the lease classification and all lease components continue to be accounted for as operating leases. Remeasurement of the related operating lease liabilities resulted in a $3.3 million gain, recognized in “Gain on REIT transactions, net” in the Consolidated Statements of Operations. As of the modification date, the Company recognized $166.3 million in ROU assets and $163.0 million in corresponding lease liabilities in the Consolidated Balance Sheets.
Effective November 3, 2025, we also determined that the sale-and-lease back of real estate assets related to the new M Resort hotel tower to GLPI for $150.0 million constituted a lease modification under ASC 842.
In connection with the November 3, 2025 lease modification, the Company reassessed the land and building components contained within the 2023 Master Lease and remeasured the related lease liabilities. The assessment and remeasurement included an $11.7 million increase in annual rent, which is specific to the lease back of the real estate assets related to the new M Resort hotel tower, subject to annual escalation in accordance with the 2023 Master Lease. The modification did not result in a change to the lease classification and all lease components continue to be accounted for as operating leases. As of the modification date, the Company recognized an additional ROU asset and corresponding lease liability of $94.0 million in the Consolidated Balance Sheets.
With respect to both the August 1, 2025 and November 3, 2025 lease modifications, we concluded the lease term ends at the current lease expiration date of October 31, 2033, and that the three optional five-year renewal periods are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.
We have neither requested nor received any funding from GLPI for the Aurora Project. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.
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
As a result of the annual escalator test, effective as of May 1 for the lease years ended April 30, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025 (1)	2024	2023
Annual escalator	$—	$4.8	$4.7
Finance ROU asset and lease liability recognized	$—	$33.4	$33.3
(1) We did not incur an annual escalator for the lease year ended April 30, 2025.

The Pinnacle Percentage Rent most recently reset on May 1, 2024 and will be effective until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2026. As a result of the Pinnacle Percentage Rent reset for the lease year ended April 30, 2024, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2024
Increase to the performance-based component of rent	$3.8
Finance ROU asset and lease liability recognized	$29.6
The Pinnacle Master Lease contains land and building components that are classified as finance leases and financing obligations. Expenses related to lease components classified as finance leases are recorded to “Depreciation and amortization” and “Interest expense, net” within the Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Other Triple Net Leases with REIT Landlords
VICI Master Lease
On December 4, 2025, the Company entered into a triple net master lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) (“VICI Master Lease”) which amended and restated the Margaritaville Lease and the Greektown Lease (both as defined below) into a single combined lease. The VICI Master Lease has an initial term through May 23, 2034, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. Upon execution of the VICI Master Lease, initial annual rent was set at $80.7 million, representing the aggregate annual rent under the Margaritaville Lease and the Greektown Lease in effect immediately prior to December 4, 2025. Annual rent will increase by 1.0% to $81.5 million effective June 1, 2026 and, thereafter, will be subject to an annual escalator of up to 1.0% each June 1, depending on a minimum coverage floor ratio of Net Revenue to Rent to be determined over the performance period from June 1, 2025 to May 31, 2026 (as defined within the VICI Master Lease).
We determined that the execution of the VICI Master Lease constituted a lease modification under ASC 842. As such, the Company reassessed the land and building components and remeasured the related lease liabilities. The modification did not result in a change to the lease classification, and all lease components continue to be accounted for as operating leases. As of the modification date, the Company recognized an additional ROU asset and corresponding lease liability of $53.5 million in our Consolidated Balance Sheets.
With respect to the December 4, 2025 lease modification, we concluded that the lease term ends on May 23, 2034, the expiration of the initial 15-year lease period and that the four optional five-year renewal periods are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.
Margaritaville Lease
Prior to the execution of the VICI Master Lease as described above, on January 1, 2019, the Company had entered into an individual triple net lease with VICI for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”). The Margaritaville Lease had an initial term of 15 years, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease included a fixed component, a portion that was subject to an annual escalator of up to 2% depending on a minimum coverage floor ratio of Net Revenue to Rent of 6.1:1, and a component that was based on performance, which was prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”).
As a result of the annual escalator test, effective as of February 1 for the lease years ended January 31, the fixed components of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025	2024	2023
Annual escalator	$0.4	$0.4	$0.4
Operating ROU asset and lease liability recognized	$2.5	$2.7	$2.8

The Margaritaville Percentage Rent reset on February 1, 2025. As a result of the Margaritaville Percentage Rent resets for the lease years ended January 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025	2024	2023
Increase (decrease) to the performance-based component of rent	$(0.4)	N/A	$2.3
Operating ROU asset and lease liability recognized	$9.0	N/A	$9.8
N/A - There was no Margaritaville Percentage Rent reset scheduled for this period.
Prior to the effective date of the VICI Master Lease, the land and building components within the Margaritaville Lease were classified as operating leases and the related expenses were included in “General and administrative” within our Consolidated Statements of Operations.
Greektown Lease
Prior to the execution of the VICI Master Lease as described above, on May 23, 2019, the Company had entered into an individual triple net lease with VICI for the real estate assets used in the operations of Greektown (the “Greektown Lease”). The Greektown Lease had an initial term of 15 years, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease included a fixed component, a portion subject to an annual escalator of up to 2% initially determined based on an Adjusted Revenue to Rent ratio, as defined in the Greektown Lease, and subsequently amended to be determined based on an agreed upon minimum coverage floor ratio of Net Revenue to Rent, and a component that was based on performance, which was prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”).
We did not incur an annual escalator for the lease years ended May 31, 2025, 2024, and 2023.
The Greektown Percentage Rent reset on June 1, 2025. As a result of the Greektown Percentage Rent resets for the lease years ended May 31, the performance-based component of rent and an additional ROU asset and corresponding lease liability were recognized as follows:

(in millions)	2025	2024	2023
Increase to the performance-based component of rent	$1.1	N/A	$1.5
Operating ROU asset and lease liability recognized	$9.0	N/A	$7.0
N/A - There was no Greektown Percentage Rent reset scheduled for this period.
Prior to the effective date of the VICI Master Lease, the land and building components within the Greektown Lease were classified as operating leases and the related expenses were included in “General and administrative” within our Consolidated Statements of Operations.
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

We refer to the Master Leases, VICI Master Lease, Margaritaville Lease (prior to December 4, 2025), Greektown Lease (prior to December 4, 2025), and Morgantown Lease, collectively, as our “Triple Net Leases.”
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, VICI Master Lease, Margaritaville Lease (prior to December 4, 2025), and Greektown Lease (prior to December 4, 2025, and collectively referred to as “triple net operating leases”), the Company’s operating leases consist of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company; and (ii) buildings and equipment not associated with our REIT Landlords. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Information related to lease term and discount rate was as follows:

	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	9.2 years	10.2 years
Finance leases	25.3 years	26.3 years
Financing obligations	25.6 years	26.6 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in millions)		2025	2024	2023
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$631.7	$620.1	$591.1
Operating lease cost (2)	Primarily General and administrative	16.9	19.3	22.4
Short-term lease cost	Primarily Gaming expense	102.2	91.2	81.2
Variable lease cost (2)	Primarily Gaming expense	3.2	3.4	3.6
Total		$754.0	$734.0	$698.3

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$109.5	$110.8	$110.6
Amortization of ROU assets (3)	Depreciation and amortization	91.0	89.8	87.5
Total		$200.5	$200.6	$198.1

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$147.9	$148.5	$146.6
(1)Consists of the following: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2023 to December 3, 2025); (iv) Greektown Lease (for the period January 1, 2023 to December 3, 2025); and (v) VICI Master Lease (beginning December 4, 2025).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Pertains to the finance lease components associated with the Pinnacle Master Lease (land).
(4)    Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.

Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$109.5	$110.8	$110.6
Operating cash flows from operating leases	$632.4	$620.1	$609.9
Financing cash flows from finance leases	$53.4	$50.3	$47.1

Non-cash lease activities:
Commencement of operating leases	$480.0	$29.9	$3,820.4
Derecognition of operating lease liabilities	$122.2	$—	$307.7
Commencement of finance leases	$1.0	$63.0	$33.3
Derecognition of finance lease liabilities	$—	$—	$2,933.6
Derecognition of finance obligations	$—	$—	$1,567.8
Total payments made under the Triple Net Leases were as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
AR PENN Master Lease	$288.8	$284.6	$284.1
2023 Master Lease	245.9	236.2	232.8
Pinnacle Master Lease	349.6	346.7	339.4
VICI Master Lease (1)	6.7	—	—
Margaritaville Lease (1)	24.6	26.8	26.2
Greektown Lease (1)	49.0	52.9	52.2
Morgantown Lease	3.2	3.2	3.1
Total	$967.8	$950.4	$937.8
(1)Prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of December 31, 2025:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2026	$654.2	$152.5	$166.6
2027	657.3	147.2	166.6
2028	656.2	147.1	166.6
2029	636.1	147.0	166.7
2030	639.7	146.9	166.7
Thereafter	2,265.6	2,980.1	3,496.6
Total lease payments	5,509.1	3,720.8	4,329.8
Less: Imputed interest	(1,530.7)	(1,657.7)	(1,986.2)
Present value of future lease payments	3,978.4	2,063.1	2,343.6
Less: Current portion of lease obligations	(386.0)	(45.7)	(45.8)
Long-term portion of lease obligations	$3,592.4	$2,017.4	$2,297.8

Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel, and other revenues” within our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $253.3 million, $250.0 million, and $247.3 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.
Note 12—Commitments and Contingencies
ESPN Sportsbook and Investment Agreements
On August 8, 2023, PENN entered into the Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN relating to OSB in the U.S. Pursuant to the Sportsbook Agreement, PENN received the exclusive right to use the ESPN BET trademark for OSB in the U.S.
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
Pursuant to the Investment Agreement PENN issued to ESPN warrants to purchase approximately 31.8 million shares of PENN common stock, subject to vesting (“Initial Warrants”). The warrants were classified as equity and contained three separate tranches. At the grant date, the $550.4 million fair value of the Initial Warrants was determined using the Black-Scholes option-pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. Additionally, if after February 29, 2024 and during the term of the Sportsbook Agreement had PENN achieved specified performance conditions based on an average market share based on gross gaming revenue in the states in which the Sportsbook operated (as defined within the Investment Agreement), PENN would have issued to ESPN warrants to purchase up to an additional 6.4 million shares of PENN common stock (“Bonus Warrants”).
On November 5, 2025, PENN and ESPN entered into the Termination Agreement to terminate the Sportsbook Agreement, effective December 1, 2025 (the “Termination Date”). Pursuant to the Termination Agreement, PENN’s exclusive right to use the ESPN BET trademark for OSB in the U.S. ended on the Termination Date. The Termination Agreement provided that PENN pay ESPN a total of $38.1 million in the fourth quarter of 2025 in respect of all remaining fees owed through the Termination Date. In addition, PENN paid ESPN a total of $5.0 million following the Termination Date for traditional media to support theScore Bet and/or Hollywood iCasino offerings. Per the Termination Agreement, these payments settled all outstanding payment obligations from PENN to ESPN under the Sportsbook Agreement.
On November 5, 2025, in connection with the Termination Agreement, PENN and ESPN entered into Amendment No. 1 to the Investment Agreement (the “Investment Agreement Amendment”) to amend certain terms of the Investment Agreement. Pursuant to the Investment Agreement Amendment, effective November 5, 2025, the Initial Warrants were deemed vested through and including February 8, 2026, the unvested portion of each of the Initial Warrants held by ESPN were forfeited and cancelled for no consideration, and PENN did not issue any Bonus Warrants. As of November 5, 2025, ESPN held (i) a warrant to purchase 3,177,610 shares of PENN common stock with an expiration date of February 8, 2033 and an exercise price of $26.08; (ii) a warrant to purchase 3,200,930 shares of PENN common stock with an expiration date of February 8, 2034 and an exercise price of $29.99; and (iii) a warrant to purchase 1,578,670 shares of PENN common stock with an expiration date of February 8, 2035 and an exercise price of $32.60.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized expenses of $155.6 million, $179.2 million and $33.3 million, respectively, related to the Sportsbook Agreement, and $57.1 million, $67.9 million, and $12.5 million, respectively, related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded within “Gaming” expenses on the Consolidated Statements of Operations and recognized in accordance with our policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information.

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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. The Company records the location share payments to “Gaming” expense within the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, the total location share payments made by PSG were $43.6 million, $45.0 million, and $45.3 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $473.4 million as of December 31, 2025, including $268.5 million which will be incurred in 2026. Purchase obligations totaled $1.0 billion as of December 31, 2024. The decrease over the prior year is primarily due to the termination of the Sportsbook Agreement with ESPN, as well as the opening of the Joliet Project and the M Resort project during the year ended December 31, 2025. See Note 11, “Leases” for further information.
Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases, with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 11, “Leases”), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities. Additionally, during the year ended December 31, 2025, we had project capital expenditures of $408.4 million, the majority of which are in connection with the PENN Development Projects as a result of our Master Development Agreement with GLPI (also discussed in Note 11, “Leases”), for which we received $280.0 million in funding from GLPI during the year ended December 31, 2025. We expect to incur additional capital expenditures in 2026 and 2027, and will receive up to $225.0 million in funding from GLPI for the Aurora Project.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “PENN 401(k) Plan”). The PENN 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the PENN 401(k) Plan for the years ended December 31, 2025, 2024, and 2023 were $14.9 million, $14.7 million, and $13.4 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2025, 2024, and 2023 were $4.9 million, $4.7 million, and $4.3 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $119.3 million and $107.2 million as of December 31, 2025 and 2024, respectively.
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
The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Stock-based compensation expense	$8.6	$6.7
Accrued expenses	121.8	156.5
Financing and operating leasing obligations	2,150.9	2,185.6
Unrecognized tax benefits	8.5	9.5
Investments in and advances to unconsolidated affiliates	12.2	15.5
Discount on convertible notes	—	0.2
Net operating losses and tax credit carryforwards	217.8	171.8
Capital loss carryforwards	129.0	127.2
Interest limitation carryforwards	13.3	26.7
Gross deferred tax assets	2,662.1	2,699.7
Less: Valuation allowance	(290.7)	(268.0)
Net deferred tax assets	2,371.4	2,431.7
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(143.2)	(73.6)
Property and equipment, subject to the Master Leases	(564.4)	(593.4)
Intangible assets	(257.1)	(298.4)
Lease right-of-use assets	(1,494.5)	(1,527.3)
Net deferred tax liabilities	(2,459.2)	(2,492.7)
Long-term deferred tax liabilities, net	$(87.8)	$(61.0)
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
The Company maintained a valuation allowance of $290.7 million as of December 31, 2025, against certain net deferred tax assets primarily related to (i) capital losses realized of $129.0 million, primarily related to the sale of Barstool; (ii) foreign jurisdictions that were in a three-year cumulative pre-tax loss position as of the balance sheet date of $112.2 million, inclusive of unrealized foreign currency translation adjustment; (iii) certain state net operating loss (“NOL”) carryforwards of $40.8 million; and (iv) other state deferred tax assets of $8.7 million. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future more than their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

As of December 31, 2025, the Company had the following pre-tax carryforwards: (i) pre-tax U.S. federal NOL carryforwards of $191.6 million, of which $80.0 million will expire at various dates through 2037, and the residual being carried forward indefinitely; (ii) pre-tax foreign NOL carryforwards of $353.0 million that will expire through 2045; (iii) pre-tax capital losses of $514.1 million, the majority of which was generated from the Barstool divestiture and will expire in 2028; and (iv) pre-tax interest expense limitation carryforwards of $43.8 million that can be carried forward indefinitely. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations.
As of December 31, 2025, the Company also had $1.7 billion of pre-tax state NOL carryforwards, primarily generated in the Commonwealth of Pennsylvania, Colorado, Illinois, Indiana, Iowa, Louisiana, Maryland, Missouri, New Mexico, and localities within Ohio. The tax benefit associated with these NOL carryforwards was $73.8 million and a partial valuation allowance as mentioned above has been recorded due to negative evidence of certain statutory limitations and level of earnings projections in the respective jurisdictions. The majority of the state NOL carryforwards, existing as of December 31, 2025, will expire at various dates through December 31, 2045 with the remaining being carried forward indefinitely.
In general, the Company has not recognized any U.S. tax expense on undistributed foreign earnings, as we intend to reinvest and expand into new markets outside the U.S. for the foreseeable future. If our intent changes or if these earnings are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes on a portion or all of these undistributed earnings. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. The undistributed foreign earnings were immaterial at December 31, 2025.
The domestic and foreign components of income (loss) before income taxes were as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
Domestic	$85.9	$(179.3)	$(382.6)
Foreign	(906.6)	(162.0)	(117.0)
Total	$(820.7)	$(341.3)	$(499.6)
The components of income tax benefit (expense) were as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
Current tax benefit (expense)
Federal	$—	$(25.6)	$(20.8)
State	1.7	(4.7)	(4.9)
Foreign	—	0.2	—
Total current	1.7	(30.1)	(25.7)
Deferred tax benefit (expense)
Federal	(24.5)	53.9	13.2
State	(2.4)	4.0	22.8
Foreign	0.6	0.2	(2.1)
Total deferred	(26.3)	58.1	33.9
Total income tax benefit (expense)	$(24.6)	$28.0	$8.2

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense):

	For the year ended December 31, 2025
(in millions, except percentages)	Amount	Percent
US Federal statutory income tax rate	$172.3	21.00%
Domestic state and local income taxes, net of federal effect(1)	0.2	0.02%
Foreign tax effects
Canada
Statutory tax rate differential	(54.3)	(6.61)%
Changes in valuation allowances	(13.4)	(1.63)%
Goodwill impairment	(123.3)	(15.02)%
Other adjustments	(1.1)	(0.13)%
Tax credits	9.0	1.10%
Changes in valuation allowances	(2.0)	(0.25)%
Nontaxable and nondeductible items
Other adjustments	(14.4)	(1.75)%
Worldwide change in unrecognized tax benefits	3.4	0.41%
Other adjustments	(1.0)	(0.14)%
Effective tax rate	$(24.6)	(3.00)%
(1)In 2025, state and local income taxes in Louisiana and Pennsylvania represented the majority of domestic state and local income taxes, net of federal effect.

	For the year ended December 31,
(in millions, except tax rates)	2024	2023
Amount of pre-tax income
Federal statutory rate	$71.7	$105.0
State and local income taxes, net of federal benefits	17.7	16.1
Nondeductible expenses	(4.0)	(48.5)
Compensation	(6.8)	(7.2)
Foreign	4.4	1.9
Valuation allowance	(61.1)	(56.4)
Tax credits	5.9	4.9
Equity investment write-off	—	(2.6)
Other	0.2	(5.0)
Income tax benefit	$28.0	$8.2
Effective tax rate	8.2%	1.7%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2023	$42.7
Additions based on prior year positions	2.2
Decreases due to settlements and/or reduction in reserves	(1.3)
Unrecognized tax benefits as of December 31, 2023	43.6
Additions based on prior year positions	1.4
Decreases due to settlements and/or reduction in reserves	(3.1)
Unrecognized tax benefits as of December 31, 2024	41.9
Additions based on prior year positions	0.7
Decreases due to settlements and/or reduction in reserves	(5.2)
Unrecognized tax benefits as of December 31, 2025	$37.4
During the year ended December 31, 2025, we did not record any new tax reserves or accrued interest and penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $2.4 million of tax reserves and accrued interest and reversed $6.7 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2025 and 2024, unrecognized tax benefits, inclusive of accruals for income tax related interest and penalties, of $40.5 million and $44.8 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax benefit of $3.4 million in connection with its uncertain tax positions for the year ended December 31, 2025.
The liability for unrecognized tax benefits as of December 31, 2025 and 2024, included $32.0 million and $35.4 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. We recognized expense of $0.2 million to interest and penalties, net of deferred taxes, as compared to income of $0.5 million and $0.2 million to interest and penalties, net of deferred taxes, for the years ended December 31, 2025, 2024 and 2023, respectively. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Operations.
The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed. As of December 31, 2025, the Company has open tax years 2022 through 2024 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities and interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made.
As of December 31, 2025 and 2024, prepaid income taxes of $35.7 million and $31.9 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.

A reconciliation of income taxes paid (refunds received), net was as follows:

(in millions)	For the year ended December 31, 2025
Federal	$4.3
State and Local
Iowa	(0.5)
Michigan	(0.3)
Missouri	0.4
Pennsylvania	1.3
Other	(0.2)
Foreign
Canada	(0.3)
Income taxes paid, net	$4.7
For the years ended December 31, 2024 and 2023, income tax refunds received, net was $3.8 million, and income taxes paid, net was $73.9 million, respectively. The Company’s policy is to record interest and penalties related to income tax matters, as part of income tax expense.

Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted. The impacts were limited to timing differences, including bonus depreciation, accelerated research and experimental expenses, and utilization of interest carryforwards, with no material effect on the Company’s effective tax rate. The enactment lowered current year cash taxes, and the resulting current year federal net operating loss and tax credit carryforwards are expected to be fully utilized in future periods.
Note 14—Stockholders' Equity
Common and Preferred Stock
In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 shares of PENN common stock with a par value of $0.01, and 697,539 par value $0.01 of exchangeable shares through the capital of an indirect wholly-owned subsidiary of PENN (“Exchangeable Shares”), in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
During the year ended December 31, 2025, we did not issue Exchangeable Shares. During the years ended 2024, and 2023, we issued 68,048, and 2,854 Exchangeable Shares, respectively. As of both periods ended December 31, 2025 and 2024, there were 768,441 Exchangeable Shares authorized, of which 379,821 shares and 466,534 shares were outstanding, respectively.
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
As of both periods ended December 31, 2025 and 2024, there were 5,000 shares authorized of Series D Preferred Stock of which no shares were outstanding.
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of both periods ended December 31, 2025 and 2024, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of both periods ended December 31, 2025 and 2024.
Share Repurchase Authorization
On February 1, 2022, the Board authorized a $750.0 million share repurchase program (the “February 2022 Authorization”). The repurchase authorization expired on January 31, 2025. On December 6, 2022, the Board authorized an additional $750.0 million share repurchase program (the “December 2022 Authorization”), which expired on December 31, 2025. On October 30, 2025, the Board approved a new $750.0 million share repurchase program, which commenced on January 1, 2026 and expires on December 31, 2028.
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
During the year ended December 31, 2025, the Company repurchased 20,090,831 shares of its common stock in open market transactions for $354.4 million at an average price of $17.64 per share under the December 2022 Authorization. No shares of the Company’s common stock were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded to “Treasury stock” within the Consolidated Balance Sheets.
Note 15—Stock-Based Compensation
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Board, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, an initial 6,870,000 shares of the Company’s common stock were reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022, and outstanding awards that are forfeited or settled for cash under each of the prior plans. In connection with the approval of the 2022 Plan, the 2018 Plan and theScore Plan remain in place until all the awards previously granted thereunder have been paid, forfeited, or expired. However, no shares are available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Board, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares.
On June 17, 2025, upon the recommendation of the Board, shareholders approved a second amendment to the 2022 Plan (as amended, the “2022 Plan – Second Amendment”). Among other changes, this amendment increased the total number of shares reserved for issuance to 22,067,275 shares.

For purposes of determining the number of shares available for issuance under the 2022 Plan – Second Amendment, stock options, restricted stock, and all other equity settled awards count against the 22,067,275 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of December 31, 2025, there are 9,309,563 shares available for future grants under the 2022 Plan – Second Amendment.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance and market conditions. For options, restricted stock, and performance awards, the expense is recognized ratably over the total requisite service period for the entire award, which is generally three to four years, based on the grant date fair value. We recognize forfeitures as they occur. For performance awards, the expense is adjusted based on the expectation of the achievement of the performance conditions. For awards with market conditions, we recognize the expense over the service period derived from the related valuation. The Company recognized $60.9 million, $52.9 million, and $85.9 million stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively, which is included within the Consolidated Statements of Operations as a component of “General and administrative” expense.
Stock Options
Stock options are usually awarded to officers, directors and employees. The Company determines the grant date fair value of these options using the Black-Scholes option-pricing model. Typically, stock options are awarded with a ten-year contractual term. To fulfill stock option exercises, the Company issues new authorized common shares.
The following table presents activity related to our stock options for the year ended December 31, 2025:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	4,611,862	$28.07
Granted	810,502	$19.18
Exercised	(30,701)	$11.99
Expired	(196,410)	$30.05
Forfeited	(8,704)	$22.42
Outstanding as of December 31, 2025	5,186,549	$26.71	6.3	$0.1
Exercisable as of December 31, 2025	3,049,612	$28.72	5.0	$0.1
Expected to vest as of December 31, 2025	2,136,937	$23.84	8.2	$0.0
The following table presents information related to the fair value and intrinsic value of our stock options:

	For the year ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value of options	$12.72	$15.28	$18.60
Aggregate intrinsic value of stock options exercised (in millions)	$0.2	$1.2	$4.1
Fair value of stock options vested (in millions)	$13.2	$11.6	$15.9
As of December 31, 2025, the unamortized compensation costs not yet recognized related to stock options granted totaled $19.8 million and the weighted-average period over which the costs are expected to be recognized was 1.4 years.

The following table provides the weighted-average assumptions used in the Black-Scholes option-pricing model:

	For the year ended December 31,
	2025	2024	2023
Risk-free interest rate	4.38%	4.07%	3.88%
Expected volatility	77.30%	75.96%	74.85%
Dividend yield (1)	—	—	—
Weighted-average expected life (in years)	5.2	5.2	5.1
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
On April 12, 2021, the Board granted 600,000 restricted stock units and 300,000 restricted stock awards with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s Chief Executive Officer and President pursuant to the 2018 Plan. The Stock Awards were classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the restricted stock awards was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the restricted stock units was estimated at $29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $5.8 million, $7.4 million, and $8.4 million of stock compensation expense for the Stock Awards during the years ended December 31, 2025, 2024, and 2023, respectively. The market-based conditions associated with the Stock Awards were not achieved by December 31, 2025; therefore, in accordance with the terms of the agreement, all Stock Awards were forfeited as of that date.
Performance Share Programs
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company granted 1,254,323 and 1,317,269 restricted units with performance-based vesting conditions, at target, during the years ended December 31, 2025 and 2024, respectively. The restricted performance units were granted under the 2022 Amended Plan, and each grant consists of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
During the year ended December 31, 2023, the Company granted 461,747 restricted units with performance-based vesting conditions, at target, under the 2022 Plan. The restricted performance units granted in 2023 consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.

The following table presents activity related to our restricted stock for the year ended December 31, 2025:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2025	2,995,735	$31.21	2,509,623	$26.11
Granted	1,569,647	$14.76	2,762,449	$18.72
Vested	(237,746)	$39.14	(907,738)	$27.03
Forfeited	(1,081,198)	$47.89	(893,265)	$23.90
Nonvested as of December 31, 2025	3,246,438	$17.12	3,471,069	$20.56
As of December 31, 2025, the unamortized compensation costs not yet recognized related to restricted stock totaled $65.8 million and the weighted-average period over which the costs are expected to be recognized is 1.5 years. The total fair values of restricted stock that vested during the years ended December 31, 2025, 2024, and 2023 were $33.8 million, $38.3 million, and $57.2 million, respectively.
Note 16—Loss per Share
We recorded a net loss attributable to PENN for the years ended December 31, 2025, 2024, and 2023. As such, the dilution from potential common shares was anti-dilutive, and therefore, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future, that were not included in the computation of diluted loss per share, are as follows:

	For the year ended December 31,
(in millions)	2025	2024	2023
Assumed conversion of dilutive stock options	—	0.1	0.6
Assumed conversion of dilutive restricted stock	0.7	0.4	0.3
Assumed conversion of convertible preferred shares	—	—	0.3
Assumed conversion of convertible debt	9.0	14.1	14.1
As we recorded a net loss for the years ended December 31, 2025, 2024, and 2023, there are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations.
Restricted stock with performance and market based vesting conditions that have not been met as of December 31, 2025 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants previously issued under the terms of the Investment Agreement. Pursuant to the Investment Agreement Amendment, the Initial Warrants were deemed vested through and including February 8, 2026, and the remaining unvested warrants were forfeited and cancelled for no consideration. See Note 12, “Commitments and Contingencies.”
Anti-dilutive options and warrants to purchase 33.2 million, 35.1 million, and 14.5 million shares were outstanding during each of the years ended December 31, 2025, 2024, and 2023, but were not included in the computation of diluted EPS because they were anti-dilutive.
Additionally, the assumed conversion of 0.3 million preferred shares were excluded from the computation of diluted EPS for the year ended December 31, 2023 because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 14, “Stockholders’ Equity.” The following table presents the calculation of basic and diluted loss per share for the Company’s common stock for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
(in millions, except per share data)	2025	2024	2023
Calculation of basic loss per share:
Net loss applicable to common stock	$(843.1)	$(311.5)	$(490.0)
Weighted-average shares outstanding - PENN Entertainment, Inc.	144.2	151.6	151.5
Weighted-average shares outstanding - Exchangeable Shares	0.4	0.5	0.6
Weighted-average common shares outstanding - basic	144.6	152.1	152.1
Basic loss per share	$(5.83)	$(2.05)	$(3.22)

Calculation of diluted loss per share:
Net loss applicable to common stock	$(843.1)	$(311.5)	$(490.0)
Weighted-average common shares outstanding - diluted	144.6	152.1	152.1
Diluted loss per share	$(5.83)	$(2.05)	$(3.22)
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
The Interactive segment includes all of our online gaming operations, management of retail sports betting, and media operations. The accounting policies of our Interactive segment are the same as those described in our significant accounting policies. See Note 2, “Significant Accounting Policies and Basis of Presentation” for further information. Additionally, the Interactive segment included the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as discussed in Note 5, “Acquisitions and Dispositions”) as well as our 36% proportionate share of Barstool’s net loss during the period January 1, 2023 through February 16, 2023.
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
•to determine various capital allocation initiatives such as mergers and acquisitions, share repurchases, and delevering.

The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net loss.

	For the year ended December 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,769.2	$1,167.1	$543.2	$1,181.4	$1,302.6	$18.5	$(21.0)	$6,961.0
Less:
Gaming taxes	(1,126.4)	(248.0)	(98.9)	(308.0)	(780.8)
Compensation and benefits	(417.5)	(235.9)	(127.9)	(184.8)	(138.7)
Media and advertising (3)					(310.4)
Other segment items (4)	(430.3)	(281.6)	(118.8)	(214.0)	(340.2)
Segment Adjusted EBITDAR (5)	$795.0	$401.6	$197.6	$474.6	$(267.5)			$1,601.3

Other operating benefits (costs) and other income (expenses):
Other category (6)	(139.5)
Rent expense associated with triple net operating leases (7)	(631.7)
Stock-based compensation	(60.9)
Cash-settled stock-based awards variance	12.9
Loss on disposal of assets	(0.4)
Pre-opening expenses	(17.3)
Depreciation and amortization	(446.9)
Impairment losses (8)	(945.3)
Non-operating items of equity method investments (9)	(4.5)
Interest expense, net	(405.8)
Interest income	9.7
Gain on REIT transactions, net	3.3
Gain on financing arrangement (10)	215.1
Loss on early extinguishment of debt	(11.8)
Other	1.1
Loss before income taxes	(820.7)
Income tax expense	(24.6)
Net loss	$(845.3)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $588.3 million for the year ended December 31, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $155.6 million related to the Sportsbook Agreement and $57.1 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses across various platforms for theScore BET and its launch in the US following the termination of the Sportsbook Agreement. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $134.8 million for the year ended December 31, 2025, which is inclusive of $22.4 million of legal and advisory costs related to activist activity in connection with our 2025 Annual Meeting.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (prior to December 4, 2025); (iv) Greektown Lease (prior to December 4, 2025); and (v) VICI Master Lease (beginning December 4, 2025).
(8)Impairment charges of $120.3 million and $825.0 million relate to our retail segments and Interactive segment, respectively. See Note 8, “Goodwill and Other Intangible Assets.”
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 10, “Long-Term Debt.”

	For the year ended December 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,755.7	$1,169.0	$525.3	$1,172.2	$959.9	$19.6	$(23.6)	$6,578.1
Less:
Gaming taxes	(1,113.2)	(251.9)	(94.2)	(305.1)	(566.3)
Compensation and benefits	(414.5)	(222.6)	(123.5)	(174.6)	(168.3)
Media and advertising (3)					(407.0)
Other segment items (4)	(427.0)	(261.3)	(120.1)	(205.7)	(317.8)
Segment Adjusted EBITDAR (5)	$801.0	$433.2	$187.5	$486.8	$(499.5)			$1,409.0

Other operating benefits (costs) and other income (expenses):
Other category (6)	(116.7)
Rent expense associated with triple net operating leases (7)	(620.1)
Stock-based compensation	(52.9)
Cash-settled stock-based awards variance	18.7
Loss on disposal of assets	(10.0)
Depreciation and amortization	(433.6)
Impairment losses (8)	(89.1)
Non-operating items of equity method investments (9)	(4.4)
Interest expense, net	(470.5)
Interest income	23.6
Loss on early extinguishment of debt	(0.3)
Other (10)	5.0
Loss before income taxes	(341.3)
Income tax benefit	28.0
Net loss	$(313.3)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $435.6 million for the year ended December 31, 2024.
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
(6)Primarily represents corporate overhead expenses of $104.8 million for the year ended December 31, 2024.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Impairment charges of $67.0 million, $15.9 million, and $6.2 million relate to the Northeast, South, and Midwest segments, respectively. See Note 8, “Goodwill and Other Intangible Assets.”
(9)Consists principally of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Primarily relates to transaction costs and finance transformation costs, partially offset by dividend income received and insurance recoveries, net of deductible charges.

	For the year ended December 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,738.4	$1,216.4	$528.5	$1,172.6	$718.8	$20.2	$(32.0)	$6,362.9
Less:
Gaming taxes	(1,115.5)	(263.1)	(93.6)	(309.4)	(498.6)
Compensation and benefits	(388.4)	(215.3)	(114.7)	(165.4)	(176.7)
Media and advertising (3)					(144.9)
Other segment items (4)	(403.5)	(243.9)	(116.0)	(201.2)	(301.1)
Segment Adjusted EBITDAR (5)	$831.0	$494.1	$204.2	$496.6	$(402.5)			$1,623.4

Other operating benefits (costs) and other income (expenses):
Other category (6)	(110.8)
Rent expense associated with triple net operating leases (7)	(591.1)
Stock-based compensation	(85.9)
Cash-settled stock award variance	13.8
Loss on disposal of assets	(0.1)
Depreciation and amortization	(435.1)
Impairment losses (8)	(130.6)
Non-operating items of equity method investments (9)	(7.4)
Interest expense, net	(464.7)
Interest income	40.3
Loss on disposal of Barstool (10)	(923.2)
Gain on Barstool Acquisition, net (11)	83.4
Gain on REIT transactions, net (12)	500.8
Other (13)	(12.4)
Loss before income taxes	(499.6)
Income tax benefit	8.2
Net loss	$(491.4)
(1)Revenues and gaming taxes expense within our Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $390.4 million for the year ended December 31, 2023.
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

(5)We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (7) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805, and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (9) below) added back for Barstool and our Kansas Entertainment joint venture.
(6)Primarily represents corporate overhead costs of $106.7 million for the year ended December 31, 2023.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; (iv) Greektown Lease.
(8)Impairment charges relate to our Northeast segment. See Note 8, “Goodwill and Other Intangible Assets.”
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
(13)Primarily relates to unrealized holding losses on our equity securities of $6.4 million and non-recurring acquisition and transaction costs of $25.0 million, partially offset by insurance recoveries, net of deductible charges of $13.9 million and dividend income of $10.8 million. See Note 18, “Fair Value Measurements.”
The table below presents capital expenditures by segment:

	For the year ended December 31,
(in millions)	2025	2024	2023
Capital expenditures:
Northeast segment	$119.8	$81.9	$113.7
South segment	72.6	97.5	93.0
West segment	151.3	64.8	30.3
Midwest segment	277.9	222.9	73.6
Interactive segment	4.3	2.5	33.2
Other	21.8	13.1	16.2
Total capital expenditures	$647.7	$482.7	$360.0
The measure of segment assets is reported on our Consolidated Balance Sheets as total consolidated assets.
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of December 31, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.8	$—	$1.5	$79.4
Total assets	$1,815.6	$1,295.2	$427.6	$1,567.5	$1,530.0	$7,632.6	$14,268.5

Balance sheet as of December 31, 2024
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.9	$—	$5.2	$86.2
Total assets	$1,808.1	$1,301.7	$453.2	$1,503.7	$2,385.6	$7,809.4	$15,261.7

Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2
(1)The real estate assets subject to the (i) Master Leases; (ii) Margaritaville Lease (for the period January 1, 2023 to December 3, 2025); (iii) Greektown Lease (for the period January 1, 2023 to December 3, 2025); and (iv) VICI Master Lease (beginning December 4, 2025), which are classified as either property and equipment, net, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

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
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance, which are recorded in “Other assets” in our Consolidated Balance Sheets. Additionally, the terms of these notes contain optional and mandatory conversion provisions pursuant to which we would receive common stock upon conversion.
As of December 31, 2025 and 2024, the fair value of the convertible notes was $26.4 million and $31.5 million, respectively. As such, during the years ended December 31, 2025 and 2024, we recorded an unrealized loss of $5.1 million and an unrealized gain of $7.3 million, respectively, and corresponding tax benefit of $1.3 million and tax expense of $1.9 million, respectively, to “Other comprehensive income (loss)” within our Consolidated Statements of Comprehensive Loss.
The fair value of the convertible notes was determined using valuation models that utilize Level 3 measurements.
Long-Term Debt
The fair value of our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. The previously described long-term debt instruments have been classified as Level 2 measurements.
As of December 31, 2024, other long-term obligations included a third-party financing arrangement entered into in February 2021, as discussed in Note 10, “Long-term Debt.” The financing arrangement provided the Company with upfront and non-refundable cash proceeds, while permitting us to participate in future proceeds on certain claims. The financing obligation was classified as a Level 3 measurement and as of December 31, 2024, and was included within the Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount, and debt issuance costs.”
Other Liabilities
As of both December 31, 2025 and 2024, Other liabilities includes a $39.5 million tax indemnification, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within our Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of December 31, 2025 and 2024.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$686.6	$686.6	$686.6	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,975.8	$1,993.0	$—	$1,993.0	$—
5.625% Notes	$399.8	$399.0	$—	$399.0	$—
4.125% Notes	$396.4	$368.0	$—	$368.0	$—
Convertible Notes	$106.5	$105.6	$—	$105.6	$—
Other long-term obligations	$8.6	$7.3	$—	$7.3	$—
Other liabilities	$42.8	$42.8	$—	$2.7	$40.1

	December 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$706.6	$706.6	$706.6	$—	$—
Equity securities	$10.6	$10.6	$10.6	$—	$—
Available-for-sale debt securities	$31.5	$31.5	$—	$—	$31.5
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,437.0	$1,453.9	$—	$1,453.9	$—
5.625% Notes	$399.8	$393.0	$—	$393.0	$—
4.125% Notes	$395.5	$356.0	$—	$356.0	$—
Convertible Notes	$327.9	$355.7	$—	$355.7	$—
Other long-term obligations	$210.5	$209.3	$—	$8.1	$201.2
Other liabilities	$44.6	$44.6	$—	$2.7	$41.9

The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2023	$125.2
Additions	90.0
Interest	36.1
Payments	(2.9)
Included in net loss and other comprehensive income	6.1
Balance as of December 31, 2023	254.5
Interest	47.1
Payments	(33.1)
Included in net loss and other comprehensive loss	6.1
Balance as of December 31, 2024	274.6
Interest	13.9
Payments	(2.0)
Included in net loss and other comprehensive income (1)	(220.0)
Balance as of December 31, 2025	$66.5
(1)Includes a non-cash gain on financing arrangement and an unrealized loss on debt securities. See Note 10, “Long-Term Debt.”
The following table sets forth the assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Trademark	4/30/2025	Discounted cash flow	$—	$—	$7.0	$7.0	$15.0
Goodwill	9/30/2025	Discounted cash flow and market approach	$—	$—	$766.0	$766.0	$825.0
Goodwill	10/1/2025	Discounted cash flow and market approach	$—	$—	$35.0	$35.0	$7.0
Gaming licenses	10/1/2025	Discounted cash flow	$—	$—	$73.5	$73.5	$88.3
Trademarks	10/1/2025	Discounted cash flow	$—	$—	$33.0	$33.0	$10.0
Goodwill	10/1/2024	Discounted cash flow and market approach	$—	$—	$197.0	$197.0	$12.3
Gaming licenses	10/1/2024	Discounted cash flow	$—	$—	$71.0	$71.0	$69.3
Trademarks	10/1/2024	Discounted cash flow	$—	$—	$56.0	$56.0	$7.5
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of December 31, 2025:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	32.5%

As discussed in Note 8, “Goodwill and Other Intangible Assets,” we recorded impairment charges on the indefinite-lived intangible asset classes below, following both interim assessments and our annual impairment assessment during the year ended December 31, 2025, and our annual impairment assessment during the year ended December 31, 2024. The table below presents quantitative information about the significant unobservable inputs used in the fair value measurements as of the valuation dates below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of April 30, 2025
Trademark	$7.0	Discounted cash flow	Discount rate	12.5%
			Pre-tax royalty rate	2.3%
As of October 1, 2025
Gaming licenses	$73.5	Discounted cash flow	Discount rate	12.0%
			Long-term revenue growth rate	2.0%
Trademarks	$33.0	Discounted cash flow	Discount rate	12.0%
			Long-term revenue growth rate	2.0%
			Pretax royalty rate	1.5%
As of October 1, 2024
Gaming licenses	$71.0	Discounted cash flow	Discount rate	12.5%
			Long-term revenue growth rate	2.0%
Trademarks	$56.0	Discounted cash flow	Discount rate	12.5% - 14.5%
			Long-term revenue growth rate	2.0% - 4.0%
			Pretax royalty rate	1.5% - 5.0%
Note 19—Related Party Transactions
The Company leases two executive office buildings in Wyomissing, Pennsylvania from affiliates of its chairman emeritus of the Board. Rent expense was $1.1 million for each of the three years ended December 31, 2025, 2024, and 2023. One lease was renewed in December 2025 and will expire in December 2030, and the other lease expires in August 2026. As of December 31, 2025, the future minimum lease commitments relating to the leases were $2.3 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013 framework).”
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2026 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025, pursuant to Regulation 14A under the Exchange Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Insider Trading Policy
The Company maintains an Insider Trading Policy that applies to members of the Company’s Board of Directors (the “Board”), our officers and all other employees, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards. As noted in the Insider Trading Policy, it is also the Company’s policy to comply with applicable securities laws concerning insider trading when the Company engages in transactions in its securities. The Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report.
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
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2026 Proxy Statement.

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

Exhibit
Number	Description of Exhibit
3.1(a)
Articles of Amendment to its Second Amended and Restated Articles of Incorporation, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (SEC File No. 000-24206).

3.2	Sixth Amended and Restated Bylaws of the Company, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2025 (SEC File No. 000-24206).

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

4.8
Amendment No. 1 to Investment Agreement, dated as of November 5, 2025, by and between PENN Entertainment, Inc. and ESPN, Inc. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
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

10.7†
Executive Agreement, dated November 5, 2025, between PENN Entertainment, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (SEC File No. 000-24206).

10.8†
Executive Agreement, dated May 6, 2025, between PENN Entertainment, Inc. and Christopher Rogers is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

10.9
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

10.10
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

Exhibit
Number	Description of Exhibit

10.11††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“PENN Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013 (SEC File No. 000-24206).

10.11(a)
First Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (SEC File No. 000-24206).

10.11(b)
Second Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (SEC File No. 000-24206).

10.11(c)
Third Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 000-24206).

10.11(d)
Fourth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (SEC File No. 000-24206).

10.11(e)
Fifth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (SEC File No. 000-24206).

10.11(f)
Sixth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018 (SEC File No. 000-24206).

10.11(g)
Seventh Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018 (SEC File No. 000-24206).

10.11(h)
Eighth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (SEC File No. 000-24206).

10.11(i)
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

10.12(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 001-37666).

10.12(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (SEC File No. 001-37666).

10.12(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (SEC File No. 001-37666).

10.12(d)
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit

10.12(e)
Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.15(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (SEC File No. 000-24206).

10.13
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (SEC File No. 000-24206).

10.14††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020 (SEC File No. 000-24206).

10.15††
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

10.16
First Amendment, dated as of February 15, 2024, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (SEC File No. 000-24206).

10.17
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

10.21(a)
First Amendment to 2023 Master Lease, dated June 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

10.21(b)
Second Amendment to 2023 Master Lease, September 14, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

10.21(c)
Third Amendment to 2023 Master Lease, December 19, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

10.21(d)
Fourth Amendment to 2023 Master Lease, July 23, 2024, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc .is hereby incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (SEC File No. 000-24206).

Exhibit
Number	Description of Exhibit
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

10.29†
Form of Stock Appreciation Right Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023 (SEC File No. 000-24206).

10.30†
Separation Agreement dated January 8, 2026 between PENN Entertainment, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026 (SEC File No. 000-24206).

10.31†
Cooperation Agreement dated February 22, 2026, by and between the Company and HG Vora is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2026 (SEC File No. 000-24206).

19.1
PENN Entertainment, Inc. Insider Trading Policy is hereby incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (SEC File No. 000-24206).

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

PENN ENTERTAINMENT, INC.
Dated:	February 26, 2026	By:	/s/ Jay A. Snowden
Jay A. Snowden
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2026
Jay A. Snowden

/s/ Felicia R. Hendrix	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 26, 2026
Felicia R. Hendrix

/s/ David A. Handler	Director, Board Chair	February 26, 2026
David A. Handler

	Director	February 26, 2026
Heather Ace

/s/ Vimla Black-Gupta	Director	February 26, 2026
Vimla Black-Gupta

/s/ Anuj Dhanda	Director	February 26, 2026
Anuj Dhanda

	Director	February 26, 2026
Jeffrey Fox

/s/ Johnny Hartnett	Director	February 26, 2026
Johnny Hartnett

/s/ Marla Kaplowitz	Director	February 26, 2026
Marla Kaplowitz

/s/ Carlos Ruisanchez	Director	February 26, 2026
Carlos Ruisanchez

/s/ Jane Scaccetti	Director	February 26, 2026
Jane Scaccetti

	Director	February 26, 2026
Fabio Schiavolin