Form 10-Q
period 2026-03-31
PENN Entertainment, Inc.
filed 2026-04-29
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 22, 2026, the number of shares of the registrant’s common stock outstanding was 133,843,371 (including 98,920 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$708.0	$686.6
Accounts receivable, net	241.0	254.2
Prepaid expenses	151.5	151.7
Other current assets	60.3	73.6
Total current assets	1,160.8	1,166.1
Property and equipment, net	3,715.5	3,717.3
Investment in and advances to unconsolidated affiliates	79.1	79.4
Goodwill	1,778.6	1,786.6
Other intangible assets, net	1,398.2	1,404.8
Operating lease right-of-use assets	3,870.7	3,966.1
Finance lease right-of-use assets	1,901.8	1,924.3
Other assets	213.3	223.9
Total assets	$14,118.0	$14,268.5

Liabilities
Current liabilities
Accounts payable	$71.0	$54.2
Current maturities of long-term debt	38.3	38.2
Current portion of financing obligations	46.3	45.8
Current portion of operating lease liabilities	394.2	386.0
Current portion of finance lease liabilities	42.5	45.7
Accrued expenses and other current liabilities	824.1	905.6
Total current liabilities	1,416.4	1,475.5
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,885.6	2,848.9
Long-term portion of financing obligations	2,286.1	2,297.8
Long-term portion of operating lease liabilities	3,493.0	3,592.4
Long-term portion of finance lease liabilities	2,007.0	2,017.4
Deferred income taxes	94.0	87.8
Other long-term liabilities	114.4	121.2
Total liabilities	12,296.5	12,441.0
Commitments and contingencies (Note 9)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 178,959,656 and 177,841,991 shares issued, and 133,701,923 and 132,584,258 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 98,920 and 379,821 shares outstanding)	—	—
Treasury stock, at cost (45,257,733 shares in both periods)	(1,137.2)	(1,137.2)
Additional paid-in capital	4,660.0	4,652.8
Accumulated deficit	(1,492.4)	(1,490.1)
Accumulated other comprehensive loss	(203.7)	(193.3)
Total PENN Entertainment, Inc. stockholders’ equity	1,828.5	1,834.0
Non-controlling interest	(7.0)	(6.5)
Total stockholders’ equity	1,821.5	1,827.5
Total liabilities and stockholders’ equity	$14,118.0	$14,268.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2026	2025
Revenues
Gaming	$1,334.4	$1,298.3
Food, beverage, hotel, and other	444.7	374.2
Total revenues	1,779.1	1,672.5
Operating expenses
Gaming	807.9	853.8
Food, beverage, hotel, and other	329.4	264.9
General and administrative	427.7	403.0
Depreciation and amortization	117.0	108.0
Total operating expenses	1,682.0	1,629.7
Operating income	97.1	42.8
Other income (expenses)
Interest expense, net	(101.0)	(110.8)
Interest income	1.9	3.2
Income from unconsolidated affiliates	8.3	7.6
Gain on financing arrangement	—	215.1
Other	(0.4)	1.3
Total other income (expenses)	(91.2)	116.4
Income before income taxes	5.9	159.2
Income tax expense	(8.7)	(47.7)
Net income (loss)	(2.8)	111.5
Net loss attributable to non-controlling interest	0.5	0.3
Net income (loss) attributable to PENN Entertainment, Inc.	$(2.3)	$111.8

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.02)	$0.73
Diluted earnings (loss) per share	$(0.02)	$0.68

Weighted-average common shares outstanding—basic	133.4	152.3
Weighted-average common shares outstanding—diluted	133.4	167.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$(2.8)	$111.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(10.4)	(0.3)
Other comprehensive loss	(10.4)	(0.3)
Total comprehensive income (loss)	(13.2)	111.2
Comprehensive loss attributable to non-controlling interest	0.5	0.3
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$(12.7)	$111.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2026 and 2025
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2026	—	$—	132,584,258	$1.8	379,821	$—	$(1,137.2)	$4,652.8	$(1,490.1)	$(193.3)	$1,834.0	$(6.5)	$1,827.5
Share-based compensation arrangements	—	—	836,764	—	—	—	—	14.1	—	—	14.1	—	14.1
Exchangeable share conversions	—	—	280,901	—	(280,901)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Net loss	—	—	—	—	—	—	—	—	(2.3)	—	(2.3)	(0.5)	(2.8)
Other	—	—	—	—	—	—	—	(6.9)	—	—	(6.9)	—	(6.9)
Balance as of March 31, 2026	—	$—	133,701,923	$1.8	98,920	$—	$(1,137.2)	$4,660.0	$(1,492.4)	$(203.7)	$1,828.5	$(7.0)	$1,821.5

Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	334,366	—	—	—	—	15.6	—	—	15.6	—	15.6
Share repurchases	—	—	(1,413,882)	—	—	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Exchangeable share conversions	—	—	86,056	—	(86,056)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.2	—	—	14.2	—	14.2
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net income (loss)	—	—	—	—	—	—	—	—	111.8	—	111.8	(0.3)	111.5
Other	—	—	—	—	—	—	(0.1)	(4.9)	—	—	(5.0)	—	(5.0)
Balance as of March 31, 2025	—	$—	151,235,711	$1.8	380,478	$—	$(804.6)	$4,567.3	$(535.2)	$(255.3)	$2,974.0	$(4.6)	$2,969.4
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2026	2025
Operating activities
Net income (loss)	$(2.8)	$111.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117.0	108.0
Amortization of debt discounts and debt issuance costs	2.1	2.3
Non-cash operating lease expense	97.1	83.5
Income from unconsolidated affiliates	(8.3)	(7.6)
Return on investment from unconsolidated affiliates	8.8	8.3
Deferred income taxes	6.5	11.5
Stock-based compensation	14.1	15.6
Investment Agreement warrant expense	—	14.2
Gain on financing arrangement	—	(215.1)
Changes in operating assets and liabilities
Accounts receivable	12.7	0.9
Prepaid expenses and other current assets	3.0	(8.6)
Other assets	5.7	1.7
Accounts payable	14.1	4.0
Accrued expenses	(58.6)	(64.2)
Income taxes	19.0	55.8
Operating lease liabilities	(92.9)	(78.9)
Other current and long-term liabilities	(22.8)	(19.9)
Other	7.7	18.9
Net cash provided by operating activities	122.4	41.9
Investing activities
Capital expenditures	(94.6)	(125.2)
Other	9.9	(10.7)
Net cash used in investing activities	(84.7)	(135.9)

	For the three months ended March 31,
(in millions)	2026	2025
Financing activities
Proceeds from revolving credit facility	125.0	150.0
Repayments of revolving credit facility	(670.0)	(90.0)
Proceeds from issuance of long-term debt	600.0	—
Principal payments on long-term debt	(9.4)	(9.4)
Debt issuance costs	(10.3)	—
Principal payments on financing obligations	(11.2)	(10.7)
Principal payments on finance leases	(13.9)	(13.1)
Repurchases of common stock	—	(25.0)
Payments on insurance financing	(9.4)	(12.4)
Other	(7.8)	(5.6)
Net cash used in financing activities	(7.0)	(16.2)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.8)	—
Change in cash, cash equivalents, and restricted cash	29.9	(110.2)
Cash, cash equivalents, and restricted cash at the beginning of the year	714.8	723.8
Cash, cash equivalents, and restricted cash at the end of the period	$744.7	$613.6

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$708.0	$591.6
Restricted cash included in Other current assets	35.5	20.8
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$744.7	$613.6

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$107.8	$102.0
Cash refunds related to income taxes, net	$16.7	$19.7

Non-cash activities:
Accrued capital expenditures	$54.2	$67.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company,” “we,” “our,” or “us”), operates in 27 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its approximately 34 million members a unique set of rewards and experiences.
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
See Note 13, “Segment Information” and Note 6, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

	For the three months ended March 31,
(in millions)	2026	2025
Food and beverage	$63.1	$58.1
Hotel	33.7	34.2
Other	1.9	1.6
Total complimentaries associated with gaming contracts	$98.7	$93.9
Additionally, the Company provides discretionary complimentaries in the form of iCasino and OSB free play bonuses. Free play bonuses provided to patrons as an inducement to gamble on the Company’s digital sports betting and iCasino apps are recorded as a reduction of “Gaming” revenues.
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its PENN Play program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party OSB and/or iCasino partners for OSB and iCasino market access.
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
The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, was $33.1 million and $29.8 million as of March 31, 2026 and December 31, 2025, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.

The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space; (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”); (iii) money deposited in an online wallet not yet wagered; (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn; (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering; (vi) outstanding chip liabilities; and (vii) unclaimed jackpots. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $117.1 million and $133.7 million as of March 31, 2026 and December 31, 2025, respectively, and are included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, which enters into multi-year agreements with third-party OSB and/or iCasino partners for OSB and iCasino market access across our portfolio of properties.
As of March 31, 2026 and December 31, 2025, our deferred revenue balance was $37.4 million and $34.1 million, respectively, the majority of which is included in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, we recognized revenue of $1.7 million and $3.6 million, respectively, that was included in the December 31, 2025 and 2024 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations were $40.6 million and $99.9 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, advertising expense included media marketing services and brand and other rights provided by ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”) pursuant to the Sportsbook Agreement (the “Sportsbook Agreement”) which was terminated on November 5, 2025.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party OSB and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $686.0 million and $609.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
Earnings or Loss Per Share: Basic earnings or loss per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as warrants, stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), outstanding preferred stock, and convertible debt.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with ASC Topic 460-20, “Contingencies” and records a liability at fair value. See Note 9, “Commitments and Contingencies” for more information.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the determination of accounting treatment required for settlement of convertible debt (particularly, cash convertible instruments) at terms that differ from the original conversion terms. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and was adopted on a prospective basis. The adoption of ASU 2024-04 did not have a material impact on our unaudited Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces optional relief for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606, “Revenue from Contracts with Customers.” The guidance allows entities to apply a practical expedient assuming current conditions persist over the asset’s life, and for certain non-public entities, to consider post-balance sheet cash collections when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and was adopted on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on our unaudited Consolidated Financial Statements.
Accounting Pronouncements to be Implemented
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 updates the requirements for a public entity to disclose additional information about specific income statement expense categories in the notes to financial statements. ASU 2024-03 does not change or remove current expense disclosure requirements, however, it affects where this information appears in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective or retrospective basis, with early adoption permitted. We are assessing the guidance and currently expect adoption of the new standard to result in additional disclosures in the notes to the unaudited Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in ASU 2025-06 improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, which may impact the timing and extent of cost capitalization for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified, or retrospective basis, with early adoption permitted. We are currently assessing the guidance, and we do not expect the new standard to have a material impact on the unaudited Consolidated Financial Statements.

Note 4—Revenue Disaggregation
Our revenues are generated primarily by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and OSB; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are primarily comprised of PENN Interactive’s revenues generated from third-party iCasino and OSB, in addition to the related gross-up for taxes, racing operations, media advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location (with no single foreign country’s revenue representing more than 10% of total consolidated revenues) of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended March 31, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$615.4	$212.2	$98.1	$272.6	$136.1	$—	$—	$1,334.4
Food and beverage	38.8	35.7	22.2	17.9	—	1.3	—	115.9
Hotel	11.3	23.0	20.6	7.8	—	—	—	62.7
Other	21.6	10.4	4.9	7.6	222.2	3.9	(4.5)	266.1
Total revenues	$687.1	$281.3	$145.8	$305.9	$358.3	$5.2	$(4.5)	$1,779.1

	For the three months ended March 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$610.6	$220.7	$91.0	$252.3	$123.7	$—	$—	$1,298.3
Food and beverage	37.8	33.9	17.6	15.7	—	1.1	—	106.1
Hotel	11.9	24.1	16.8	8.1	—	—	—	60.9
Other	20.6	9.6	4.3	6.8	166.4	4.2	(4.7)	207.2
Total revenues	$680.9	$288.3	$129.7	$282.9	$290.1	$5.3	$(4.7)	$1,672.5
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $185.8 million and $128.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
Note 5—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and debt issuance costs:

(in millions)	March 31, 2026	December 31, 2025
Amended Credit Facilities:
Amended Revolving Credit Facility due 2027	$25.0	$570.0
Amended Term Loan A Facility due 2027	446.9	453.8
Amended Term Loan B Facility due 2029	962.5	965.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
6.75% Notes due 2031	600.0	—
2.75% Convertible Notes due 2026	106.7	106.7
Other long-term obligations	7.8	8.6
	2,948.9	2,904.1
Less: Current maturities of long-term debt	(38.3)	(38.2)
Less: Debt discounts and debt issuance costs	(25.0)	(17.0)
	$2,885.6	$2,848.9

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2026:

(in millions)
Years ending December 31:
2026 (excluding the three months ended March 31, 2026)	$134.8
2027	862.0
2028	10.8
2029	1,335.8
2030	0.8
Thereafter	604.7
Total minimum payments	$2,948.9
Amended Credit Facilities
On May 3, 2022, the Company entered into an agreement with its various lenders to amend and restate its previous credit agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the balances of the previous credit facilities.
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination, and certain defaults under the Master Leases, which are discussed in Note 6, “Leases.”
On December 4, 2024 (the “Second Amendment Effective Date”), PENN entered into a Second Amendment (the “Second Amendment Agreement”) with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans, and from 1.75% to 1.50% for base rate loans.

Subsequent to quarter end, on April 16, 2026, PENN entered into a Third Amendment (the “Third Amendment Agreement”) to its Second Amended and Restated Credit Agreement. The Third Amendment Agreement, among other things, refinanced and extended the term of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility (together, as so amended, the “Amended Facilities”). The Amended Facilities will mature in April 2031, subject to an earlier springing maturity 91 days inside certain of the Company’s existing debt obligations in the event that such debt remains outstanding and has not been refinanced, unless certain liquidity conditions are met. The interest rate margins applicable to the Amended Revolving Credit Facility and Amended Term Loan A Facility were unchanged by the Third Amendment Agreement, except that the Third Amendment Agreement removed the credit spread adjustment applicable to SOFR borrowings under the Amended Revolving Credit Facility and Amended Term Loan A Facility.
After the refinancing, the borrowing capacity under the Amended Facilities will be available for future working capital and other general corporate purposes.
The Company’s existing Amended Term Loan B Facility remains outstanding and was not refinanced as part of the Third Amendment Agreement. The maturity of the Company’s Amended Term Loan B Facility remains unchanged.
As of March 31, 2026, the Company had $25.0 million drawn on the Amended Revolving Credit Facility. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $951.1 million of available borrowing capacity under the Amended Revolving Credit Facility. As of April 28, 2026, the Company had no outstanding borrowings under its Amended Revolving Credit Facility; and continued to have $23.9 million in outstanding letters of credit, resulting in $976.1 million in available borrowing capacity.
6.75% Senior Unsecured Notes
On March 16, 2026, the Company completed an offering of $600.0 million aggregate principal amount of 6.75% senior unsecured notes that mature on April 1, 2031 (the “6.75% Notes”). The 6.75% Notes were issued at par and interest is payable semi-annually on April 1st and October 1st of each year. The 6.75% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 6.75% Notes at any time on or after April 1, 2028, at the declining redemption premiums set forth in the indenture governing the 6.75% Notes, and, prior to April 1, 2028, at a “make-whole” redemption premium set forth in the indenture governing the 6.75% Notes. Net proceeds of the 6.75% Notes were used to repay borrowings under the Amended Revolving Credit Facility.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”). The 5.625% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes. As of March 31, 2026, the 5.625% Notes are scheduled to mature within the next twelve months. However, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.
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
As of March 31, 2026, the Convertible Notes are scheduled to mature within the next twelve months. However, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.
As of March 31, 2026 and December 31, 2025, none of the Convertible Notes have been converted into shares of the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 5,928,661 as of March 31, 2026.

Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2026	2025
Interest expense	$108.0	$120.3
Capitalized interest	(7.0)	(9.5)
Interest expense, net	$101.0	$110.8
Covenants
Our Amended Credit Facilities, 5.625% Notes, 4.125% Notes due 2029 (the “4.125% Notes”), and 6.75% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and 6.75% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 6, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligation
In February 2021, the Company entered into a financing arrangement with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. During the three months ended March 31, 2025, the Company determined that obligations under these claims were no longer probable and therefore recognized a $215.1 million non-cash gain, which was recorded as “Gain on financing arrangement” within the unaudited Consolidated Statements of Operations.
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
The land and building components contained within the AR PENN Master Lease are classified as operating leases and the related expenses are included in “General and administrative” within the unaudited Consolidated Statements of Operations.
The next annual escalator test date is scheduled to occur on November 1, 2026. The next AR PENN Percentage Rent reset is scheduled to occur on November 1, 2028.
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
Effective August 1, 2025, we determined that the sale-and-lease back of real estate assets related to the new Joliet facility to GLPI for $130.0 million constituted a lease modification under ASC Topic 842, “Leases” (“ASC 842”).
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

In connection with the November 3, 2025 lease modification, the Company reassessed the land and building components contained within the 2023 Master Lease and remeasured the related lease liabilities. The assessment and remeasurement included an $11.7 million increase in annual rent, which is specific to the lease back of the real estate assets related to the new M Resort hotel tower, subject to annual escalation in accordance with the 2023 Master Lease. The modification did not result in a change to the lease classification and all lease components continue to be accounted for as operating leases. As of the modification date, the Company recognized an additional ROU asset and corresponding lease liability of $94.0 million in the unaudited Consolidated Balance Sheets.
The land and building components contained within the 2023 Master Lease are classified as operating leases and the related expenses are included in “General and administrative” within the unaudited Consolidated Statements of Operations.

With respect to both the August 1, 2025 and November 3, 2025 lease modifications, we concluded that the lease term will continue to end on the current lease expiration date of October 31, 2033, and that the three optional five-year renewal periods are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.
We have requested $216.3 million in funding from GLPI for the Aurora Project (representing the $225.0 million commitment of GLPI less costs incurred to-date by GLPI with respect to the land associated with the Aurora Project), which we have not yet received. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.
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

We determined that the execution of the VICI Master Lease constituted a lease modification under ASC 842. As such, the Company reassessed the land and building components and remeasured the related lease liabilities. The modification did not result in a change to the lease classification, and all lease components continue to be accounted for as operating leases. As of the modification date, the Company recognized an additional ROU asset and corresponding lease liability of $53.5 million in our unaudited Consolidated Balance Sheets.
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
Prior to the effective date of the VICI Master Lease, the land and building components within the Margaritaville Lease were classified as operating leases and the related expenses were included to “General and administrative” within our unaudited Consolidated Statements of Operations.
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
Prior to the effective date of the VICI Master Lease, the land and building components within the Greektown Lease were classified as operating leases and the related expenses were included in “General and administrative” within our unaudited Consolidated Statements of Operations.
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
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of March 31, 2026:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2026 (excluding the three months ended March 31, 2026)	$491.1	$111.9	$124.9
2027	657.5	147.3	166.6
2028	656.4	147.1	166.6
2029	636.2	147.0	166.7
2030	639.9	146.9	166.7
Thereafter	2,264.2	2,980.1	3,496.5
Total lease payments	5,345.3	3,680.3	4,288.0
Less: Imputed interest	(1,458.1)	(1,630.8)	(1,955.6)
Present value of future lease payments	3,887.2	2,049.5	2,332.4
Less: Current portion of lease obligations	(394.2)	(42.5)	(46.3)
Long-term portion of lease obligations	$3,493.0	$2,007.0	$2,286.1
Total payments made under our Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2026	2025
AR PENN Master Lease	$73.1	$72.1
2023 Master Lease	66.2	59.8
Pinnacle Master Lease	87.4	87.4
VICI Master Lease (1)	20.2	—
Margaritaville Lease (1)	—	6.7
Greektown Lease (1)	—	13.2
Morgantown Lease	0.8	0.8
Total	$247.7	$240.0
(1)Prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.

Information related to lease term and discount rate was as follows:

	March 31, 2026	December 31, 2025
Weighted-Average Remaining Lease Term
Operating leases	9.0 years	9.2 years
Finance leases	25.0 years	25.3 years
Financing obligations	25.4 years	25.6 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.1%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended March 31,
(in millions)		2026	2025
Operating Lease Costs
Rent expense associated with triple net operating leases(1)	General and administrative	$163.3	$155.9
Operating lease cost (2)	Primarily General and administrative	4.1	4.1
Short-term lease cost	Primarily Gaming expenses	26.0	23.8
Variable lease cost (2)	Primarily Gaming expenses	0.8	0.8
Total		$194.2	$184.6

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$26.9	$27.6
Amortization of ROU assets (3)	Depreciation and amortization	22.8	22.7
Total		$49.7	$50.3

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$36.6	$37.2
(1)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to March 31, 2025); (iv) Greektown Lease (for the period January 1, 2025 to March 31, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to March 31, 2026).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(3)Pertains to finance lease components associated with the Pinnacle Master Lease (land).
(4)Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
(in millions)	2026	2025
Non-cash lease activities:
Commencement of operating leases	$1.8	$11.6
Commencement of finance leases	$0.3	$0.2

Note 7—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2026, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of March 31, 2026 and December 31, 2025, our investment in Kansas Entertainment was $77.6 million and $77.8 million, respectively. During the three months ended March 31, 2026 and 2025, the Company received distributions from Kansas Entertainment totaling $8.8 million and $8.3 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of March 31, 2026 and December 31, 2025, nor the results of operations for the three months ended March 31, 2026 and 2025.
Note 8—Income Taxes
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are recognized in the period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 36.8% and 26.2% for the three months ended March 31, 2026 and 2025, respectively.
The change in the effective tax rate for the three months ended March 31, 2026, as compared to the prior-year period, was primarily driven by (i) the exclusion of certain foreign losses for which no tax benefit can be recognized in the Company’s worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state income taxes; and (iv) changes in the valuation allowance. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of the Company’s earnings, changes in its valuation allowance assessment, and other factors, including the Company’s historical and projected pre-tax earnings, which are considered in evaluating the realizability of deferred tax assets.
As of each reporting date, the Company evaluates all available positive and negative evidence in assessing the realizability of deferred tax assets, in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). As of March 31, 2026, the Company continues to maintain a valuation allowance on deferred tax assets not considered “more likely than not” to be realized. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period the release is recorded. The timing and amount of any reversal will depend on actual earnings achieved in 2026 and projected future income levels.
As of March 31, 2026 and December 31, 2025, the Company had prepaid income taxes of $16.7 million and $35.7 million, respectively, which were included in “Prepaid expenses” within the unaudited Consolidated Balance Sheets.
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
Indemnification Liability
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

The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of both periods ended March 31, 2026 and December 31, 2025, the Company has recorded a liability of $39.5 million for this agreement. Liabilities associated with the indemnification are recorded at fair value in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. See Note 12, “Fair Value Measurements” for more information.
Note 10—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 shares of common stock with a par value of $0.01, and 697,539 exchangeable shares, par value $0.01 (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards issued as Exchangeable Shares once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
The Company did not issue any Exchangeable Shares during the three months ended March 31, 2026 and 2025, respectively. As of both March 31, 2026 and December 31, 2025, there were 768,441 Exchangeable Shares authorized, of which 98,920 shares and 379,821 shares were outstanding, respectively.
Share Repurchase Authorization
On October 30, 2025, the Board of Directors approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), which commenced on January 1, 2026 and expires on December 31, 2028.
Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for capital, and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades, or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
No shares of the Company’s common stock were repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 1,413,882 shares of its common stock in open market transactions for $25.0 million at an average price of $17.67 per share under the previous $750.0 million authorization approved on December 6, 2022. The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.
2022 Long Term Incentive Compensation Plan
The 2022 Long Term Incentive Compensation Plan, approved by shareholders on June 7, 2022, authorizes stock options, stock appreciation rights, restricted stock, performance awards, and cash awards for executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all awards other than incentive stock options. Shareholders approved amendments to the plan on June 6, 2023 and June 17, 2025. The amendment on June 17, 2025 increased the total shares reserved for issuance to 22,067,275 shares. Equity-settled awards count against the limit on a one-for-one basis, while awards not settled in common stock do not. As of March 31, 2026, there were 7,290,238 shares available for future grants.

Performance Share Program
The Company’s performance share programs were adopted to provide certain key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company did not grant restricted units with performance-based vesting conditions during the three months ended March 31, 2026 and 2025. Subsequent to quarter end, in April 2026, the Company granted 726,565 restricted units with performance- and market-based vesting conditions, at target, under the current performance share program. The restricted performance units granted in 2026 consist of one three-year performance period over a three-year service period that ends on December 31, 2028. The awards may be earned at between 0% and 200% of target based on achievement of a specified financial performance goal, subject to further adjustment (±20%) based on the Company’s relative total shareholder return “TSR” for the three-year performance period compared to a specified stock market index. The TSR modifier also incorporates a downside safeguard, such that no upward TSR modifier will apply if three-year absolute TSR is negative. Any earned shares remain subject to vesting over the full three-year service period.
Note 11— Earnings (Loss) Per Share
For the three months ended March 31, 2026, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. There are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations for the period in which we recorded a net loss. Restricted stock and convertible debt that could potentially dilute basic EPS in the future, that is not included in the computation of diluted loss per share, is as follows:

For the three months ended March 31,
(in millions)	2026
Assumed conversion of dilutive restricted stock	0.6
Assumed conversion of convertible debt	4.6
For the three months ended March 31, 2025, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2025.

For the three months ended March 31,
(in millions)	2025
Weighted-average common shares outstanding	152.3
Assumed conversion of:
Dilutive stock options	0.1
Dilutive restricted stock	0.5
Convertible debt (1)	14.1
Weighted-average common shares outstanding - Diluted	167.0
(1)See Note 5, “Long-Term Debt” for details regarding the repurchases of the Convertible Notes.
Restricted stock with performance and market based vesting conditions that were not met as of March 31, 2026 and 2025 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants previously issued (“Initial Warrants”) under the terms of the Investment Agreement between PENN and ESPN, entered into on August 8, 2023 (the “Investment Agreement”). The prior year period included warrants outstanding prior to the November 5, 2025 amendment to the Investment Agreement, pursuant to which the Initial Warrants were deemed vested through and including February 8, 2026, and the remaining unvested warrants were forfeited and cancelled for no consideration.

Anti-dilutive options and warrants to purchase 13.8 million and 35.6 million shares were outstanding for the three months ended March 31, 2026 and 2025, respectively.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 10, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(in millions, except per share data)	2026	2025
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(2.3)	$111.8
Weighted-average shares outstanding — PENN Entertainment, Inc.	133.3	151.9
Weighted-average shares outstanding — Exchangeable Shares	0.1	0.4
Weighted-average common shares outstanding — basic	133.4	152.3
Basic earnings (loss) per share	$(0.02)	$0.73

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(2.3)	$111.8
Interest expense, net of tax (1):
Convertible Notes	—	1.8
Diluted income applicable to common stock	$(2.3)	$113.6
Weighted-average common shares outstanding — diluted	133.4	167.0
Diluted earnings (loss) per share	$(0.02)	$0.68
(1)The tax-affected rate was 21% for both of the three months ended March 31, 2026 and 2025.
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
Long-Term Debt
On March 16, 2026, the Company issued $600.0 million of unsecured notes due 2031 at an interest rate of 6.75%. See Note 5, “Long-Term Debt” for more information.
The fair value of our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, 6.75% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. Due to their trading frequency, these long-term debt instruments are classified as Level 2 measurements.

Indemnification Liability
As of both periods ended March 31, 2026 and December 31, 2025, other liabilities include a $39.5 million tax indemnification, as described in Note 9, “Commitments and Contingencies.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of March 31, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a third-party technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. On February 2, 2026, the Company amended the terms of the convertible notes to extend the maturity date to April 2029. As of both periods ended March 31, 2026 and December 31, 2025, the balance of the convertible notes was $26.4 million, which is reported in “Other assets” in our unaudited Consolidated Balance Sheets. The fair value of the convertible notes was determined using valuation models that utilize Level 3 measurements.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$708.0	$708.0	$708.0	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,423.0	$1,436.2	$—	$1,436.2	$—
5.625% Notes	$400.0	$399.0	$—	$399.0	$—
4.125% Notes	$396.7	$373.0	$—	$373.0	$—
6.75% Notes	$589.8	$582.0	$—	$582.0	$—
Convertible Notes	$106.6	$106.2	$—	$106.2	$—
Other long-term obligations	$7.8	$6.6	$—	$6.6	$—
Other liabilities	$42.7	$42.8	$—	$2.7	$40.1

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$686.6	$686.6	$686.6	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,975.8	$1,993.0	$—	$1,993.0	$—
5.625% Notes	$399.8	$399.0	$—	$399.0	$—
4.125% Notes	$396.4	$368.0	$—	$368.0	$—
Convertible Notes	$106.5	$105.6	$—	$105.6	$—
Other long-term obligations	$8.6	$7.3	$—	$7.3	$—
Other liabilities	$42.8	$42.8	$—	$2.7	$40.1
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of March 31, 2026:

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
The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of our stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead expenses, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that have not otherwise been allocated.
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
•to determine various capital allocation initiatives such as mergers and acquisitions, share repurchases, and delevering.

The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net income (loss).

	For the three months ended March 31, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$687.1	$281.3	$145.8	$305.9	$358.3	$5.2	$(4.5)	$1,779.1
Less:
Gaming taxes	(282.6)	(61.5)	(25.6)	(81.9)	(234.4)
Compensation and benefits	(105.3)	(57.8)	(33.3)	(49.6)	(29.9)
Media and advertising (3)					(29.5)
Other segment items (4)	(104.6)	(57.8)	(33.0)	(55.7)	(75.3)
Segment Adjusted EBITDAR (5)	$194.6	$104.2	$53.9	$118.7	$(10.8)			$460.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(31.5)
Rent expense associated with triple net operating leases (7)	(163.3)
Stock-based compensation	(14.1)
Cash-settled stock-based awards variance	3.4
Pre-opening expenses	(4.1)
Depreciation and amortization	(117.0)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(101.0)
Interest income	1.9
Other (9)	(27.9)
Income before income taxes	5.9
Income tax expense	(8.7)
Net loss	$(2.8)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $185.8 million for the three months ended March 31, 2026.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising and media expenses across various platforms for both the Hollywood-branded iCasino and theScore BET, which launched in the US following the termination of the Sportsbook Agreement. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
e.Interactive segment - professional services, legal expenses, software subscriptions and maintenance fees, software development costs, utilities, supplies, property and liability insurance, other taxes and fees, lease expenses, allocated corporate expenses, and third-party revenue share fees.

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
(6)Primarily represents corporate overhead expenses of $28.2 million for the three months ended March 31, 2026.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; and (iii) VICI Master Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Represents expenses related to settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure, and other transaction costs.

	For the three months ended March 31, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$680.9	$288.3	$129.7	$282.9	$290.1	$5.3	$(4.7)	$1,672.5
Less:
Gaming taxes	(279.5)	(63.4)	(23.7)	(74.7)	(168.6)
Compensation and benefits	(103.5)	(56.8)	(31.3)	(44.1)	(36.7)
Media and advertising (3)					(88.5)
Other segment items (4)	(103.7)	(64.8)	(29.0)	(50.3)	(85.3)
Segment Adjusted EBITDAR (5)	$194.2	$103.3	$45.7	$113.8	$(89.0)			$368.0

Other operating benefits (costs) and other income (expenses):
Other category (6)	(38.8)
Rent expense associated with triple net operating leases (7)	(155.9)
Stock-based compensation	(15.6)
Cash-settled stock-based awards variance	3.2
Pre-opening expenses	(0.5)
Depreciation and amortization	(108.0)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(110.8)
Interest income	3.2
Gain on financing arrangement (9)	215.1
Other	0.4
Income before income taxes	159.2
Income tax expense	(47.7)
Net income	$111.5
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $128.2 million for the three months ended March 31, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $37.5 million related to the Sportsbook Agreement and $14.2 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses (including such expenses associated with the Hollywood-branded iCasino and theScore BET) across various platforms. Such platforms include television, radio, out-of-home, social media, and both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
e.Interactive segment - professional services, legal expenses, software subscriptions and maintenance fees, software development costs, utilities, supplies, property and liability insurance, other taxes and fees, lease expenses, allocated corporate expenses, and third-party revenue share fees.
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
(6)Primarily represents corporate overhead expenses of $36.0 million for the three months ended March 31, 2025, which is inclusive of $7.7 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”
The table below presents capital expenditures by segment:

	For the three months ended March 31,
(in millions)	2026	2025
Capital expenditures:
Northeast segment	$20.1	$13.5
South segment	10.0	13.7
West segment	3.7	40.5
Midwest segment	57.5	51.7
Interactive segment	—	3.6
Other	3.3	2.2
Total capital expenditures	$94.6	$125.2
The measure of segment assets is reported on our unaudited Consolidated Balance Sheets as total consolidated assets.
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of March 31, 2026
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.6	$—	$1.4	$79.1
Total assets	$1,784.4	$1,274.2	$421.6	$1,611.0	$1,503.1	$7,523.7	$14,118.0

Balance sheet as of December 31, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.8	$—	$1.5	$79.4
Total assets	$1,815.6	$1,295.2	$427.6	$1,567.5	$1,530.0	$7,632.6	$14,268.5
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, net, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company,” “we,” “our,” or “us”), operates in 27 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its approximately 34 million members a unique set of rewards and experiences.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements and collectively referred to as the “Master Leases”).
Realignment of Digital Strategy
We have realigned our digital strategy to prioritize our U.S. iCasino and Canadian operations, with OSB, now offered in the U.S. under theScore Bet brand, and serving as a top-of-funnel customer acquisition and cross-sell channel. Our iCasino strategy is aligned with our core business, which emphasizes cross-sell opportunities across our ecosystem and enhanced connectivity with our PENN Play loyalty program. Our Hollywood-branded iCasino will remain integrated into our OSB product in jurisdictions where permitted, in addition to serving as a standalone iCasino app.
Recent Development Projects
On October 10, 2022, the Company announced its intent to pursue four new development projects, including the land-based relocations of Hollywood Casino Joliet (“Joliet”) and Hollywood Casino Aurora (“Aurora”), a second hotel tower at M Resort Spa Casino (“M Resort”), and a new hotel at Hollywood Casino Columbus (“Columbus”).
Subsequently, on February 21, 2023, as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements, the Company and GLPI entered into a master development agreement (the “Master Development Agreement”) related to these development projects.
The Master Development Agreement provides that GLPI will fund (i) up to $225.0 million for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) upon our request, up to $130.0 million for the relocation of our riverboat casino and related developments with respect to Joliet (the “Joliet Project”), up to $150.0 million for the second hotel tower at M Resort (the “M Resort Project”), up to $70.0 million for the new hotel tower at Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”), all in accordance with certain terms and conditions set forth in the Master Development Agreement. GLPI has committed up to $225.0 million in funding for the Aurora Project at a 7.75% cap rate, which we are required to draw and the funding will be structured as rent under the 2023 Master Lease (as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements). Rent within the 2023 Master Lease will also increase by a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The PENN Development Projects still under construction are all subject to necessary regulatory and other government approvals.

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
The new hotel at Columbus is expected to open on June 12, 2026. The hotel is expected to include 180 rooms, meeting space, an additional restaurant, and local partnerships and amenities. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.
The Aurora Project to relocate its riverboat casino operations to a new, land-based facility is expected to open on June 24, 2026. The land-based casino will feature roughly 1,200 gaming positions, approximately 220 guest rooms, a retail sportsbook, outdoor entertainment area, full-service spa, high-quality bars and restaurants, an approximately 12,000 square foot event center with meeting areas, and approximately 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora, and up to $50.0 million of the project will be funded by the city through a new bond issuance. As of April 28, 2026, we have requested $216.3 million in funding from GLPI for the Aurora Project (representing the $225.0 million commitment of GLPI less costs incurred to-date by GLPI with respect to the land associated with the Aurora Project), which we have not yet received, while the Company has received $29.3 million from the City of Aurora.
On April 24, 2025, the Company announced a development project to relocate its Ameristar Council Bluffs (“ACB”) riverboat casino operations to a new, land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing retail sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to open in 2028. GLPI has committed to finance, at PENN’s request, up to $150.0 million of the project at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
Strategic Overview
We believe that our portfolio of assets provides us with the benefit of geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. Our sports media assets and proprietary OSB and iCasino technology reinforce our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment. Additionally, our iCasino forward strategy with long-term alignment to our core business will focus on cross-sell opportunities across our ecosystem and enhanced connectivity to our PENN Play loyalty program.
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

We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our iCasino and OSB businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Shake Shack Inc., Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, we believe that our online gaming offerings, combined with other strategic relationships we have, or may develop in the future, should enable us to acquire new customers, expand our player database, and provide additional revenue streams that enhance our omni-channel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, historical horse racing gaming terminals, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations, and emerging prediction markets. See the “Segment comparison of the three months ended March 31, 2026 and 2025” section below for discussions on our results of operations by reportable segment.
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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% of our gaming revenue for the three months ended March 31, 2026 and 2025, respectively) and, to a lesser extent, table games, OSB, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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

RESULTS OF OPERATIONS
The following table highlights our revenues, reportable segment revenues, net income (loss), Consolidated Adjusted EBITDA, and Segment Adjusted EBITDAR. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net income (loss) to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure. Refer to “Reportable Segment Measures” below for the definition of Segment Adjusted EBITDAR. Refer to “Non-GAAP Financial Measure” below for the definition of Consolidated Adjusted EBITDA as well as a reconciliation of net income (loss) to Consolidated Adjusted EBITDA.

	For the three months ended March 31,
(in millions)	2026	2025
Revenues:
Northeast segment	$687.1	$680.9
South segment	281.3	288.3
West segment	145.8	129.7
Midwest segment	305.9	282.9
Interactive segment	358.3	290.1
Other (1)	5.2	5.3
Intersegment eliminations (2)	(4.5)	(4.7)
Total	$1,779.1	$1,672.5

Net income (loss)	$(2.8)	$111.5

Segment Adjusted EBITDAR (3):
Northeast segment	$194.6	$194.2
South segment	104.2	103.3
West segment	53.9	45.7
Midwest segment	118.7	113.8
Interactive segment	(10.8)	(89.0)
Other (1)	(31.5)	(38.8)
Rent expense associated with triple net operating leases (4)	(163.3)	(155.9)
Consolidated Adjusted EBITDA (5)	$265.8	$173.3
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Corporate overhead was $28.2 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively. Corporate overhead for the three months ended March 31, 2025 included $7.7 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to March 31, 2025); (iv) Greektown Lease (for the period January 1, 2025 to March 31, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to March 31, 2026).
(5)See definition of Consolidated Adjusted EBITDA within the “Non-GAAP Financial Measure” section below.

Consolidated comparison of the three months ended March 31, 2026 and 2025
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$1,334.4	$1,298.3	$36.1	2.8%
Food, beverage, hotel, and other	444.7	374.2	70.5	18.8%
Total revenues	$1,779.1	$1,672.5	$106.6	6.4%
Gaming revenues for the three months ended March 31, 2026 increased by $36.1 million compared to the prior year period. Increased visitation and higher spend per visit drove increases in gaming revenues at our retail segment. Online gaming revenues at our Interactive segment increased due to iCasino and online sports betting growth driven by increased hold rates and decreased promotional expense compared to the corresponding prior year period. The opening of our new land-based Joliet facility on August 11, 2025 and increases in gaming revenues at our Hollywood Casino St. Louis and River City Casino properties contributed to increases in revenues within our Midwest segment. Additionally, the opening of the second hotel tower at M Resort on December 1, 2025 and an increase in gaming revenues at our Ameristar Black Hawk property contributed to increases in revenues within our West Segment. Despite weather events negatively impacting our Northeast segment, its revenues increased by $4.8 million compared to the prior year period. Increases in revenues within our Northeast, Midwest, and West segments were partially offset by decreases within our South segment, where new supply continues to impact visitation and weather events negatively impacted revenues.
Food, beverage, hotel, and other revenues for the three months ended March 31, 2026 increased by $70.5 million, compared to the corresponding prior year period. The increase was primarily due to gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $57.6 million compared to the prior year period. Additionally, the recent openings of the second hotel tower at M Resort and our new land-based Joliet facility contributed to increases in revenues within our West and Midwest segments, respectively, as discussed above.
See “Segment comparison of the three months ended March 31, 2026 and 2025” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Operating expenses
Gaming	$807.9	$853.8	$(45.9)	(5.4)%
Food, beverage, hotel, and other	329.4	264.9	64.5	24.3%
General and administrative	427.7	403.0	24.7	6.1%
Depreciation and amortization	117.0	108.0	9.0	8.3%
Total operating expenses	$1,682.0	$1,629.7	$52.3	3.2%
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional expenses, and other expenses associated with our gaming operations. Gaming expenses for the three months ended March 31, 2026 decreased by $45.9 million compared to the corresponding prior year period due primarily to a decrease in marketing expenses at our Interactive segment. We incurred additional marketing expenses to support our promotion of ESPN BET within our Interactive segment during the corresponding prior year period. The decrease in gaming expenses was partially offset by increases in gaming taxes at our Northeast, Midwest, and West segments related to increased gaming revenues as discussed above.

Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three months ended March 31, 2026 increased by $64.5 million, compared to the corresponding prior year period, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
For the three months ended March 31, 2026, general and administrative expenses increased by $24.7 million, compared to the corresponding prior year period. The increase was primarily due to settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure, and other transaction costs.
Depreciation and amortization for the three months ended March 31, 2026 increased $9.0 million compared to the corresponding prior year period, primarily due to the opening of our new land-based Joliet facility on August 11, 2025 and the opening of the second hotel tower at M Resort on December 1, 2025.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(in millions)	2026	2025	$	%
Other income (expenses)
Interest expense, net	$(101.0)	$(110.8)	$(9.8)	(8.8)%
Interest income	$1.9	$3.2	$(1.3)	(40.6)%
Income from unconsolidated affiliates	$8.3	$7.6	$0.7	9.2%
Gain on financing arrangement	$—	$215.1	$(215.1)	N/M
Other	$(0.4)	$1.3	$(1.7)	N/M
Income tax expense	$(8.7)	$(47.7)	$(39.0)	(81.8)%
N/M - Not meaningful
Interest expense, net decreased by $9.8 million for the three months ended March 31, 2026, compared to the corresponding prior year period. The first quarter of 2025 included interest expense related to the Company’s financing arrangement, which upon derecognition, resulted in the “Gain on financing arrangement” described below.
Interest income decreased by $1.3 million for the three months ended March 31, 2026, compared to the corresponding prior year period, primarily due to decreases in interest rates received on our money market funds.
Income from unconsolidated affiliates relates primarily to our investment in Kansas Entertainment joint venture. The change in income from the corresponding prior year period is due to fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on financing arrangement relates to a $215.1 million non-cash gain on financing arrangement during the three months ended March 31, 2025. See Note 5, “Long-Term Debt” to the unaudited Consolidated Financial Statements for additional details.
Other primarily consisted of foreign currency revaluation for the three months ended March 31, 2026. The corresponding prior year period primarily consisted of realized and unrealized gains and losses on equity securities held by PENN Interactive, as well as miscellaneous income and expense items. The equity securities were sold during the second quarter of 2025.

Income tax expense was $8.7 million and $47.7 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes), including discrete items was 36.8% and 26.2% for the three months ended March 31, 2026 and 2025, respectively.
We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three months ended March 31, 2026, as compared to the corresponding prior period was primarily due to: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state taxes; and (iv) changes to the valuation allowance. See Note 8, “Income Taxes” to the unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
Segment comparison of the three months ended March 31, 2026 and 2025
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$615.4	$610.6	$4.8	0.8%
Food, beverage, hotel, and other	71.7	70.3	1.4	2.0%
Total revenues	$687.1	$680.9	$6.2	0.9%

Adjusted EBITDAR	$194.6	$194.2	$0.4	0.2%
Adjusted EBITDAR margin	28.3%	28.5%		(20) bps
The Northeast segment’s revenues for the three months ended March 31, 2026 increased by $6.2 million, compared to the prior year period, despite weather events negatively impacting the segment. Increases in revenue were primarily due to an increase in gaming revenues, particularly slots revenues, as well as an increase in food and beverage revenue.
For the three months ended March 31, 2026, the Northeast segment’s Adjusted EBITDAR increased $0.4 million and Adjusted EBITDAR margin decreased to 28.3%.
South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$212.2	$220.7	$(8.5)	(3.9)%
Food, beverage, hotel, and other	69.1	67.6	1.5	2.2%
Total revenues	$281.3	$288.3	$(7.0)	(2.4)%

Adjusted EBITDAR	$104.2	$103.3	$0.9	0.9%
Adjusted EBITDAR margin	37.0%	35.8%		120 bps
The South segment’s revenues for the three months ended March 31, 2026 decreased by $7.0 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition and severe weather events negatively impacted several of our properties, partially offset by an increase in food and beverage revenues.

For the three months ended March 31, 2026, the South segment’s Adjusted EBITDAR increased $0.9 million, and Adjusted EBITDAR margin increased to 37.0%. The current year quarter benefited from a one-time favorable adjustment related to a legal accrual.
West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$98.1	$91.0	$7.1	7.8%
Food, beverage, hotel, and other	47.7	38.7	9.0	23.3%
Total revenues	$145.8	$129.7	$16.1	12.4%

Adjusted EBITDAR	$53.9	$45.7	$8.2	17.9%
Adjusted EBITDAR margin	37.0%	35.2%		180 bps
The West segment’s revenues for the three months ended March 31, 2026 increased by $16.1 million, compared to the corresponding prior year period, due to increases in both food, beverage, hotel, and other revenues, as well as gaming revenues. Increases during the three months ended March 31, 2026 were driven primarily by the opening of the second hotel tower at M Resort on December 1, 2025 and an increase in gaming revenues at our Ameristar Black Hawk property.
For the three months ended March 31, 2026, the West segment’s Adjusted EBITDAR increased $8.2 million and Adjusted EBITDAR margin increased to 37.0%, primarily due to the increases in revenues discussed above.
Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$272.6	$252.3	$20.3	8.0%
Food, beverage, hotel, and other	33.3	30.6	2.7	8.8%
Total revenues	$305.9	$282.9	$23.0	8.1%

Adjusted EBITDAR	$118.7	$113.8	$4.9	4.3%
Adjusted EBITDAR margin	38.8%	40.2%		(140) bps
The Midwest segment’s revenues for the three months ended March 31, 2026 increased by $23.0 million, compared to the prior year period, primarily due to an increase in gaming revenues driven by the relocation of Joliet from a riverboat casino operation to a new land-based facility that opened on August 11, 2025. The increase in gaming revenues was also due to increases at our Hollywood Casino St. Louis and River City Casino properties.
For the three months ended March 31, 2026, the Midwest segment’s Adjusted EBITDAR increased $4.9 million due to the increase in revenues discussed above, partially offset by increases in gaming taxes, labor costs, and marketing expenses. Adjusted EBITDAR margin decreased to 38.8%, primarily due to the increases in gaming taxes, labor costs, and marketing expenses.

Interactive Segment

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Gaming	$136.1	$123.7	$12.4	10.0%
Food, beverage, hotel, and other (1)	222.2	166.4	55.8	33.5%
Total revenues	$358.3	$290.1	$68.2	23.5%

Adjusted EBITDA	$(10.8)	$(89.0)	$78.2	87.9%
Adjusted EBITDA margin	(3.0)%	(30.7)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three months ended March 31, 2026 increased by $68.2 million, compared to the corresponding prior year period, primarily due to increases in other revenues and gaming revenues. Gaming revenues were positively impacted by higher hold rates compared to the corresponding prior year period, as well as growth in our Hollywood-branded iCasino and theScore Bet iCasino apps. Online sports betting also benefitted from lower promotional expenses compared to the corresponding prior year period. Other revenues include gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $185.8 million and $128.2 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the increase in gaming revenues, discussed above, and a decrease in marketing expense.
Other

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Revenues
Food, beverage, hotel, and other	$5.2	$5.3	$(0.1)	(1.9)%
Total revenues	$5.2	$5.3	$(0.1)	(1.9)%

Adjusted EBITDAR	$(31.5)	$(38.8)	$7.3	18.8%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead expenses, which primarily include certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three months ended March 31, 2026 remained relatively flat compared to the prior year period.
Corporate overhead expenses were $28.2 million and $36.0 million for the three months ended March 31, 2026 and 2025, respectively. Corporate overhead expenses for the three months ended March 31, 2025 included $7.7 million of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
Changes in Adjusted EBITDAR for the three months ended March 31, 2026 primarily relate to the prior year period including $7.7 million of legal and advisory costs as described above.

Reportable Segment Measures
Segment Adjusted EBITDAR is our measure of profit or loss for our reportable segments and underlying operating segments. We define Segment Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of a business, non-cash gains/losses associated with REIT transactions, and other. Segment Adjusted EBITDAR excludes rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Segment Adjusted EBITDAR is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Segment Adjusted EBITDAR margin is Segment Adjusted EBITDAR divided by related segment revenues.
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
We define Consolidated Adjusted EBITDA as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, loss on disposal of business, non-cash gains/losses associated with REIT transactions, and other. Consolidated Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net and depreciation and amortization) added back for our Kansas Entertainment, LLC joint venture. Consolidated Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Consolidated Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Consolidated Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations.
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measure
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure:

	For the three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$(2.8)	$111.5
Income tax expense	8.7	47.7
Interest expense, net	101.0	110.8
Interest income	(1.9)	(3.2)
Income from unconsolidated affiliates	(8.3)	(7.6)
Gain on financing arrangement	—	(215.1)
Other income	0.4	(1.3)
Operating income	97.1	42.8
Stock-based compensation (1)	14.1	15.6
Cash-settled stock-based award variance (1)(2)	(3.4)	(3.2)
Pre-opening expenses (1)	4.1	0.5
Depreciation and amortization	117.0	108.0
Income from unconsolidated affiliates	8.3	7.6
Non-operating items of equity method investments (3)	1.1	1.1
Other expenses (1)(4)	27.5	0.9
Consolidated Adjusted EBITDA	$265.8	$173.3
(1)These items are included in “General and administrative” within the unaudited Consolidated Statements of Operations.
(2)Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards.
(3)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(4)For the three months ended March 31, 2026, other expenses primarily consist of settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure, and other transaction costs.

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

	For the three months ended March 31,		Change
(dollars in millions)	2026	2025	$	%
Net cash provided by operating activities	$122.4	$41.9	$80.5	192.1%
Net cash used in investing activities	$(84.7)	$(135.9)	$51.2	(37.7)%
Net cash used in financing activities	$(7.0)	$(16.2)	$9.2	(56.8)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating loss, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $80.5 million for the three months ended March 31, 2026, primarily due to an increase in our Interactive segment’s Adjusted EBITDAR.
Investing Cash Flow
Cash used in investing activities during the three months ended March 31, 2026 and 2025, was $84.7 million and $135.9 million, respectively, and primarily related to capital expenditures of $94.6 million and $125.2 million, respectively.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance capital (replacement) which is inclusive of projects such as our retail sportsbooks and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the three months ended March 31, 2026 and 2025, as applicable.
Capital expenditures for the three months ended March 31, 2026 were $94.6 million, inclusive of $29.9 million of maintenance capital expenditures and $64.7 million of project capital expenditures. For the year ending December 31, 2026, our anticipated maintenance capital expenditures are approximately $220.0 million, which include capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally, for the year ending December 31, 2026, we anticipate project capital expenditures of $200.0 million, the majority of which are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. The PENN Development Projects still under construction are all subject to necessary regulatory and other government approvals. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025, and on November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project which opened on December 1, 2025. We have requested $216.3 million in funding from GLPI for the Aurora Project, which we have not yet received, as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.
Financing Cash Flow
For the three months ended March 31, 2026, net cash used in financing activities totaled $7.0 million, primarily related to net payments of $545.0 million on our revolving credit facility, principal payments of $25.1 million on our finance leases and financing obligations, $9.4 million in payments on insurance financing, as well as $9.4 million in principal payments on long-term debt, partially offset by proceeds from issuance of long-term debt of $600.0 million.

For the three months ended March 31, 2025, net cash used in financing activities totaled $16.2 million, primarily related to repurchases of our common stock of $25.0 million, principal payments of $23.8 million on our finance leases and financing obligations, $12.4 million in payments on insurance financing, as well as $9.4 million in principal payments on long-term debt, offset by $60.0 million of net proceeds from our revolving credit facility.
Debt Issuance and Other Long-Term Obligations
As of March 31, 2026, we had $2.9 billion in aggregate principal amount of indebtedness, including $1.4 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, $600.0 million outstanding on our 6.75% Notes, $106.7 million outstanding under our Convertible Notes, and $7.8 million outstanding in other long-term obligations. We had $25.0 million drawn on our Amended Revolving Credit Facility. See definitions for (i) Amended Credit Facilities; (ii) 5.625% Notes; (iii) 4.125% Notes; (iv) 6.75% Notes; (v) Convertible Notes; and (vi) Amended Revolving Credit Facility in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements. The Convertible Notes and 5.625% Notes are scheduled to mature within twelve months, however, the Company intends to refinance both on a long-term basis. As of April 28, 2026, the Company had no outstanding borrowings under its Amended Revolving Credit Facility; and continued to have $23.9 million in outstanding letters of credit, resulting in $976.1 million in available borrowing capacity.
On March 16, 2026, the Company completed an offering of $600.0 million aggregate principal amount of 6.75% senior unsecured notes that mature on April 1, 2031. The 6.75% Notes were issued at par and interest is payable semi-annually on April 1st and October 1st of each year. The 6.75% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. Net proceeds of the 6.75% Notes were used to repay borrowings under the Amended Revolving Credit Facility.
Subsequent to quarter end, on April 16, 2026, PENN entered into a Third Amendment (the “Third Amendment Agreement”) to its Second Amended and Restated Credit Agreement (as defined in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements). The Third Amendment Agreement, among other things, refinanced and extended the term of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility (together, as so amended, the “Amended Facilities”). The interest rate margins applicable to the Amended Revolving Credit Facility and Amended Term Loan A Facility were unchanged by the Third Amendment Agreement, except that the Third Amendment Agreement removed the credit spread adjustment applicable to SOFR borrowings under the Amended Revolving Credit Facility and Amended Term Loan A Facility.
After the refinancing, the borrowing capacity under the Amended Facilities will be available for future working capital and other general corporate purposes.
Covenants
Our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and 6.75% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and 6.75% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On October 30, 2025, the Board of Directors approved a new $750.0 million share repurchase program (the “October 2025 Authorization”), which commenced on January 1, 2026 and expires on December 31, 2028.

Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for capital, and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.
Other Factors Affecting Liquidity
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 6, “Leases” in the notes to our unaudited Consolidated Financial Statements, and collectively referred to as the “Master Leases”) with GLPI. We refer to the Master Leases, VICI Master Lease, Margaritaville Lease (prior to December 4, 2025), Greektown Lease (prior to December 4, 2025), and Morgantown Lease, collectively, as our “Triple Net Leases.” The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2026	2025
AR PENN Master Lease	$73.1	$72.1
2023 Master Lease	66.2	59.8
Pinnacle Master Lease	87.4	87.4
VICI Master Lease (1)	20.2	—
Margaritaville Lease (1)	—	6.7
Greektown Lease (1)	—	13.2
Morgantown Lease	0.8	0.8
Total	$247.7	$240.0
(1)As discussed in Note 6, “Leases,” prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.

Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of price inflation, changes in interest rates on the U.S. economy, economic uncertainty, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will realize the anticipated benefits of our realigned digital strategy; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipate that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail, and online gaming; from acquisitions of gaming properties at reasonable valuations; Greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2025 for a discussion of additional risks, including risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on the unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to the unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” “look forward to,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Segment Adjusted EBITDAR, Consolidated Adjusted EBITDA, and other financial measures; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding cash flow generation and near-term deleveraging; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products; the future success of theScore Bet, Hollywood iCasino and its other digital offerings; the anticipated benefits of the Company’s realigned digital strategy; the Company’s expectations regarding share repurchases; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting (“OSB”), and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, or executive authorities, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions or decisions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other retail and online gaming and sports betting, entertainment and sports content experiences, including from prediction markets and grey market or illegal offerings; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make rent payments under our lease agreements, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to realize the anticipated benefits of our realigned digital strategy; our ability to attract and retain user adoption of theScore Bet and Hollywood iCasino apps in a rapidly evolving and highly competitive market; the outcome of any legal proceedings that may be instituted against the Company, or its respective directors, officers or employees; the ability of the Company to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; adverse outcomes of litigation involving the Company; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of March 31, 2026, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.4 billion, consisting of a $446.9 million Amended Term Loan A Facility, a $962.5 million Amended Term Loan B Facility, and $25.0 million of borrowings against our Amended Revolving Credit Facility. As of March 31, 2026, we had $951.1 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of March 31, 2026 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	4/1/29 - 3/31/30	4/1/30 - 3/31/31	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$600.0	$600.0	$582.0
Average interest rate						6.75%
Fixed rate	$400.0	$—	$—	$—	$—	$—	$400.0	$399.0
Average interest rate	5.625%
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$373.0
Average interest rate				4.125%
Fixed rate	$106.7	$—	$—	$—	$—	$—	$106.7	$106.2
Average interest rate	2.75%
Variable rate	$37.5	$454.4	$10.0	$932.5	$—	$—	$1,434.4	$1,436.2
Average interest rate (1)	5.981%	5.705%	5.975%	6.107%
(1)Estimated rate, reflective of forward SOFR as of March 31, 2026 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three months ended March 31, 2026 and 2025, we incurred unrealized foreign currency translation adjustment losses of $10.4 million and $0.3 million, respectively, as reported in “Foreign currency translation adjustment” within the unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows.
ITEM 1A.RISK FACTORS
We refer you to our 2025 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The October 2025 Authorization, which expires on December 31, 2028, authorized the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases are dependent on a variety of factors, including but not limited to, market conditions and corporate and regulatory considerations.

We did not repurchase any shares of our common stock during the three months ended March 31, 2026. As of March 31, 2026, the remaining availability under our October 2025 Authorization was $750.0 million.
The following table presents shares withheld to pay taxes due upon the vesting of employee restricted stock.

	Total Number of Shares Withheld	Average Price Per Share
January 1, 2026 - January 31, 2026	298,269	$14.84
February 1, 2026 - February 28, 2026	53,186	$12.54
March 1, 2026 - March 31, 2026	140,117	$14.69
Total	491,572	$14.55
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

4.1
Indenture, dated as of March 16, 2026, between PENN Entertainment, Inc. and Computershare Trust Company, National Association as Trustee, relating to the 6.750% Senior Notes due 2031 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026 (SEC File No. 000-24206).

4.2
Form of Note for 6.750% Senior Notes due 2031 is included in, and hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026 (SEC File No. 000-24206).

10.1
Third Amendment, dated as of April 16, 2026, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America. N.A., as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2026 (SEC File No. 000-24206).

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

PENN Entertainment, Inc.
Dated:	April 29, 2026	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)