Form 10-Q
period 2026-06-30
PENN Entertainment, Inc.
filed 2026-08-06
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 29, 2026, the number of shares of the registrant’s common stock outstanding was 134,066,591 (including 98,920 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$887.2	$686.6
Accounts receivable, net	245.9	254.2
Prepaid expenses	139.0	151.7
Other current assets	51.7	73.6
Total current assets	1,323.8	1,166.1
Property and equipment, net	3,492.1	3,717.3
Investment in and advances to unconsolidated affiliates	78.8	79.4
Goodwill	1,765.6	1,786.6
Other intangible assets, net	1,390.1	1,404.8
Operating lease right-of-use assets	3,882.9	3,966.1
Finance lease right-of-use assets	1,906.1	1,924.3
Other assets	229.8	223.9
Total assets	$14,069.2	$14,268.5

Liabilities
Current liabilities
Accounts payable	$62.4	$54.2
Current maturities of long-term debt	33.1	38.2
Current portion of financing obligations	46.9	45.8
Current portion of operating lease liabilities	419.5	386.0
Current portion of finance lease liabilities	54.8	45.7
Accrued expenses and other current liabilities	878.7	905.6
Total current liabilities	1,495.4	1,475.5
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,741.5	2,848.9
Long-term portion of financing obligations	2,274.3	2,297.8
Long-term portion of operating lease liabilities	3,484.1	3,592.4
Long-term portion of finance lease liabilities	2,008.0	2,017.4
Deferred income taxes	110.7	87.8
Other long-term liabilities	101.4	121.2
Total liabilities	12,215.4	12,441.0
Commitments and contingencies (Note 9)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 179,116,165 and 177,841,991 shares issued, and 133,858,432 and 132,584,258 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 98,920 and 379,821 shares outstanding)	—	—
Treasury stock, at cost (45,257,733 shares in both periods)	(1,137.2)	(1,137.2)
Additional paid-in capital	4,676.7	4,652.8
Accumulated deficit	(1,459.3)	(1,490.1)
Accumulated other comprehensive loss	(220.7)	(193.3)
Total PENN Entertainment, Inc. stockholders’ equity	1,861.3	1,834.0
Non-controlling interest	(7.5)	(6.5)
Total stockholders’ equity	1,853.8	1,827.5
Total liabilities and stockholders’ equity	$14,069.2	$14,268.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues
Gaming	$1,396.6	$1,367.7	$2,730.9	$2,666.0
Food, beverage, hotel, and other	460.8	397.3	905.5	771.5
Total revenues	1,857.4	1,765.0	3,636.4	3,437.5
Operating expenses
Gaming	833.2	869.7	1,641.1	1,723.5
Food, beverage, hotel, and other	333.7	282.0	663.1	546.9
General and administrative	441.0	410.3	868.7	813.3
Depreciation and amortization	117.8	110.5	234.8	218.5
Impairment loss	—	15.0	—	15.0
Total operating expenses	1,725.7	1,687.5	3,407.7	3,317.2
Operating income	131.7	77.5	228.7	120.3
Other income (expenses)
Interest expense, net	(100.9)	(95.9)	(201.8)	(206.7)
Interest income	2.0	2.1	3.8	5.3
Income from unconsolidated affiliates	8.6	13.3	16.9	20.9
Gain on financing arrangement	—	—	—	215.1
Loss on early extinguishment of debt	(1.8)	(11.8)	(1.8)	(11.8)
Other	0.1	2.9	(0.2)	4.2
Total other income (expenses)	(92.0)	(89.4)	(183.1)	27.0
Income (loss) before income taxes	39.7	(11.9)	45.6	147.3
Income tax expense	(7.1)	(6.4)	(15.8)	(54.1)
Net income (loss)	32.6	(18.3)	29.8	93.2
Net loss attributable to non-controlling interest	0.5	0.9	1.0	1.2
Net income (loss) attributable to PENN Entertainment, Inc.	$33.1	$(17.4)	$30.8	$94.4

Earnings (loss) per share:
Basic earnings (loss) per share	$0.25	$(0.12)	$0.23	$0.63
Diluted earnings (loss) per share	$0.24	$(0.12)	$0.23	$0.59

Weighted-average common shares outstanding—basic	133.7	149.0	133.6	150.6
Weighted-average common shares outstanding—diluted	137.1	149.0	134.4	164.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$32.6	$(18.3)	$29.8	$93.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17.0)	92.3	(27.4)	92.0
Other comprehensive income (loss)	(17.0)	92.3	(27.4)	92.0
Total comprehensive income	15.6	74.0	2.4	185.2
Comprehensive loss attributable to non-controlling interest	0.5	0.9	1.0	1.2
Comprehensive income attributable to PENN Entertainment, Inc.	$16.1	$74.9	$3.4	$186.4
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2026 and 2025
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of April 1, 2026	—	$—	133,701,923	$1.8	98,920	$—	$(1,137.2)	$4,660.0	$(1,492.4)	$(203.7)	$1,828.5	$(7.0)	$1,821.5
Share-based compensation arrangements	—	—	156,509	—	—	—	—	17.4	—	—	17.4	—	17.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(17.0)	(17.0)	—	(17.0)
Net income (loss)	—	—	—	—	—	—	—	—	33.1	—	33.1	(0.5)	32.6
Other	—	—	—	—	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Balance as of June 30, 2026	—	$—	133,858,432	$1.8	98,920	$—	$(1,137.2)	$4,676.7	$(1,459.3)	$(220.7)	$1,861.3	$(7.5)	$1,853.8

Balance as of April 1, 2025	—	$—	151,235,711	$1.8	380,478	$—	$(804.6)	$4,567.3	$(535.2)	$(255.3)	$2,974.0	$(4.6)	$2,969.4
Share-based compensation arrangements	—	—	52,284	—	—	—	—	16.1	—	—	16.1	—	16.1
Share repurchases	—	—	(5,835,467)	—	—	—	(90.3)	—	—	—	(90.3)	—	(90.3)
Investment Agreement warrants	—	—	—	—	—	—	—	14.3	—	—	14.3	—	14.3
Currency translation adjustment	—	—	—	—	—	—	—	—	—	92.3	92.3	—	92.3
Net loss	—	—	—	—	—	—	—	—	(17.4)	—	(17.4)	(0.9)	(18.3)
Other	—	—	—	—	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Balance as of June 30, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6

	Six Months Ended June 30, 2026 and 2025
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2026	—	$—	132,584,258	$1.8	379,821	$—	$(1,137.2)	$4,652.8	$(1,490.1)	$(193.3)	$1,834.0	$(6.5)	$1,827.5
Share-based compensation arrangements	—	—	993,273	—	—	—	—	31.5	—	—	31.5	—	31.5
Exchangeable share conversions	—	—	280,901	—	(280,901)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(27.4)	(27.4)	—	(27.4)
Net income (loss)	—	—	—	—	—	—	—	—	30.8	—	30.8	(1.0)	29.8
Other	—	—	—	—	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Balance as of June 30, 2026	—	$—	133,858,432	$1.8	98,920	$—	$(1,137.2)	$4,676.7	$(1,459.3)	$(220.7)	$1,861.3	$(7.5)	$1,853.8

Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	386,650	—	—	—	—	31.7	—	—	31.7	—	31.7
Share repurchases	—	—	(7,249,349)	—	—	—	(115.3)	—	—	—	(115.3)	—	(115.3)
Exchangeable share conversions	—	—	86,056	—	(86,056)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	28.5	—	—	28.5	—	28.5
Currency translation adjustment	—	—	—	—	—	—	—	—	—	92.0	92.0	—	92.0
Net income (loss)	—	—	—	—	—	—	—	—	94.4	—	94.4	(1.2)	93.2
Other	—	—	—	—	—	—	(1.0)	(4.9)	—	—	(5.9)	—	(5.9)
Balance as of June 30, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$29.8	$93.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.8	218.5
Non-cash operating lease expense	199.4	168.1
Income from unconsolidated affiliates	(16.9)	(20.9)
Return on investment from unconsolidated affiliates	17.8	18.0
Deferred income taxes	23.7	20.5
Stock-based compensation	31.5	31.7
Investment Agreement warrant expense	—	28.5
Impairment loss	—	15.0
Gain on financing arrangement	—	(215.1)
Loss on early extinguishment of debt	1.8	11.8
Changes in operating assets and liabilities
Accounts receivable	7.2	3.8
Prepaid expenses and other current assets	18.3	4.3
Other assets	(12.6)	(15.4)
Accounts payable	9.7	1.9
Accrued expenses	(3.5)	(9.3)
Income taxes	18.2	27.3
Operating lease liabilities	(190.9)	(158.6)
Other current and long-term liabilities	(19.6)	(34.6)
Other	14.4	31.4
Net cash provided by operating activities	363.1	220.1
Investing activities
Capital expenditures	(192.0)	(284.6)
Proceeds from sale-and-leaseback transactions in conjunction with development projects	216.3	—
Proceeds from sale of investments	—	17.8
Consideration paid for gaming licenses and other intangible assets	(20.5)	(20.1)
Other	23.6	14.4
Net cash provided by (used in) investing activities	27.4	(272.5)

	For the six months ended June 30,
(in millions)	2026	2025
Financing activities
Proceeds from revolving credit facility	235.0	567.5
Repayments of revolving credit facility	(805.0)	(100.0)
Proceeds from issuance of term loans, net of discount	1,404.5	—
Proceeds from issuance of bonds	600.0	—
Repayments on credit facilities	(1,406.9)	—
Repayment and repurchases of convertible debt	(106.7)	(223.8)
Principal payments on long-term debt	(11.9)	(18.8)
Debt issuance costs	(26.6)	—
Principal payments on financing obligations	(22.6)	(21.5)
Principal payments on finance leases	(27.6)	(26.7)
Repurchases of common stock	—	(115.3)
Proceeds from insurance financing	7.2	—
Payments on insurance financing	(17.1)	(16.8)
Other	(8.4)	(16.3)
Net cash provided by (used in) financing activities	(186.1)	28.3
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(1.7)	0.8
Change in cash, cash equivalents, and restricted cash	202.7	(23.3)
Cash, cash equivalents, and restricted cash at the beginning of the year	714.8	723.8
Cash, cash equivalents, and restricted cash at the end of the period	$917.5	$700.5

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$887.2	$671.6
Restricted cash included in Other current assets	29.1	27.7
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$917.5	$700.5

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$187.9	$188.0
Cash payments (refunds) related to income taxes, net	$(14.9)	$6.0

Non-cash activities:
Accrued capital expenditures	$36.2	$63.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 34 million members a unique set of rewards and experiences.
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Food and beverage	$63.8	$62.8	$126.9	$120.9
Hotel	37.8	35.8	71.6	70.0
Other	2.1	2.2	4.0	3.8
Total complimentaries associated with gaming contracts	$103.7	$100.8	$202.5	$194.7
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
The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, was $28.5 million and $29.8 million as of June 30, 2026 and December 31, 2025, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.

The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space; (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”); (iii) money deposited in an online wallet not yet wagered; (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn; (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering; (vi) outstanding chip liabilities; and (vii) unclaimed jackpots. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $110.4 million and $133.7 million as of June 30, 2026 and December 31, 2025, respectively, and are included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, which enters into multi-year agreements with third-party OSB and/or iCasino partners for OSB and iCasino market access across our portfolio of properties.
As of June 30, 2026 and December 31, 2025, our deferred revenue balance was $36.5 million and $34.1 million, respectively, the majority of which is included in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. During the three and six months ended June 30, 2026, we recognized revenue of $1.6 million and $3.4 million, respectively, that was included in the December 31, 2025 deferred revenue balance. During the three and six months ended June 30, 2025, we recognized revenue of $1.1 million and $4.7 million, respectively, that was included in the December 31, 2024 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations were $42.8 million and $85.5 million for the three months ended June 30, 2026 and 2025, respectively, and $83.5 million and $185.4 million for the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2025, advertising expense included media marketing services and brand and other rights provided by ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”) pursuant to the Sportsbook Agreement (the “Sportsbook Agreement”) which was terminated on November 5, 2025.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party OSB and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $709.0 million and $644.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 billion and $1.3 billion for the six months ended June 30, 2026 and 2025, respectively.
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

	For the three months ended June 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$654.8	$225.6	$102.2	$284.7	$129.3	$—	$—	$1,396.6
Food and beverage	38.2	38.2	22.5	16.9	—	1.6	—	117.4
Hotel	15.1	26.5	20.7	10.5	—	—	—	72.8
Other	23.5	11.6	6.1	8.5	220.1	4.0	(3.2)	270.6
Total revenues	$731.6	$301.9	$151.5	$320.6	$349.4	$5.6	$(3.2)	$1,857.4

	For the three months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$635.7	$224.9	$97.8	$263.9	$145.4	$—	$—	$1,367.7
Food and beverage	38.7	39.1	19.0	16.2	—	1.5	—	114.5
Hotel	13.9	27.0	15.6	9.7	—	—	—	66.2
Other	23.3	11.2	5.3	7.2	170.7	4.2	(5.3)	216.6
Total revenues	$711.6	$302.2	$137.7	$297.0	$316.1	$5.7	$(5.3)	$1,765.0

	For the six months ended June 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,270.2	$437.7	$200.3	$557.3	$265.4	$—	$—	$2,730.9
Food and beverage	77.0	73.9	44.7	34.8	—	3.0	—	233.4
Hotel	26.4	49.5	41.3	18.3	—	—	—	135.5
Other	45.1	22.0	10.9	16.1	442.3	7.9	(7.7)	536.6
Total revenues	$1,418.7	$583.1	$297.2	$626.5	$707.7	$10.9	$(7.7)	$3,636.4

	For the six months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,246.3	$445.6	$188.8	$516.2	$269.1	$—	$—	$2,666.0
Food and beverage	76.5	73.0	36.6	31.9	—	2.6	—	220.6
Hotel	25.8	51.1	32.4	17.8	—	—	—	127.1
Other	43.9	20.8	9.6	14.0	337.1	8.4	(10.0)	423.8
Total revenues	$1,392.5	$590.5	$267.4	$579.9	$606.2	$11.0	$(10.0)	$3,437.5
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $185.5 million and $137.9 million for the three months ended June 30, 2026 and 2025, respectively, and $371.3 million and $266.1 million for the six months ended June 30, 2026 and 2025, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 5—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and debt issuance costs:

(in millions)	June 30, 2026	December 31, 2025
Amended Credit Facilities:
Amended Revolving Credit Facility due 2031	$—	$—
Amended Term Loan A Facility due 2031	446.9	—
Amended Term Loan B Facility due 2033	960.0	—
Amended Revolving Credit Facility due 2027	—	570.0
Amended Term Loan A Facility due 2027	—	453.8
Amended Term Loan B Facility due 2029	—	965.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
6.75% Notes due 2031	600.0	—
2.75% Convertible Notes due 2026	—	106.7
Other long-term obligations	7.8	8.6
	2,814.7	2,904.1
Less: Current maturities of long-term debt	(33.1)	(38.2)
Less: Debt discounts and debt issuance costs	(40.1)	(17.0)
	$2,741.5	$2,848.9
The following is a schedule of future minimum repayments of long-term debt as of June 30, 2026:

(in millions)
Years ending December 31:
2026 (excluding the six months ended June 30, 2026)	$16.2
2027	433.1
2028	33.1
2029	433.2
2030	33.2
Thereafter	1,865.9
Total minimum payments	$2,814.7
Amended Credit Facilities
On May 3, 2022, the Company entered into an agreement with its various lenders to amend and restate its previous credit agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provided for a $1.0 billion revolving credit facility (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the balances of the previous credit facilities.

The interest rates per annum applicable to loans under the Amended Credit Facilities are, at the Company’s option, equal to either an adjusted secured overnight financing rate (“Term SOFR”) or a base rate, plus an applicable margin. The applicable margin for each of the Amended Revolving Credit Facility and the Amended Term Loan A Facility ranges from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement). The applicable margin for the Amended Term Loan B Facility was 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans until the margins were both reduced by a total of 75 basis points pursuant to the Second Amendment Agreement and the Fourth Amendment Agreement, both discussed and defined below, effective December 4, 2024 and May 28, 2026, respectively. The Amended Term Loan B Facility is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. In addition, the Company pays a commitment fee on the unused portion of the commitments under the Amended Revolving Credit Facility at a rate that ranges from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement).
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
On December 4, 2024, PENN entered into a Second Amendment (the “Second Amendment Agreement”) to its Second Amended and Restated Credit Agreement with its various lenders to reduce the interest rate margins applicable to the Company’s approximately $978.0 million in existing Amended Term Loan B Facility loans from 2.75% to 2.50% for Term SOFR loans and from 1.75% to 1.50% for base rate loans.
On April 16, 2026, PENN entered into a Third Amendment (the “Third Amendment Agreement”) to its Second Amended and Restated Credit Agreement. The Third Amendment Agreement, among other things, refinanced and extended the term of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility. The Amended Revolving Credit Facility and Amended Term Loan A Facility, as amended, will mature in April 2031, subject to an earlier springing maturity 91 days prior to the maturity of certain of the Company’s existing debt obligations if such debt remains outstanding and has not been refinanced, unless certain liquidity conditions are satisfied. The interest rate margins applicable to the Amended Revolving Credit Facility and Amended Term Loan A Facility were unchanged by the Third Amendment Agreement, except that the Third Amendment Agreement eliminated the credit spread adjustment applicable to SOFR borrowings under the Amended Revolving Credit Facility and Amended Term Loan A Facility. After the refinancing, the borrowing capacity under the Amended Revolving Credit Facility is available for future working capital and other general corporate purposes.
On May 28, 2026, PENN entered into a Fourth Amendment (the “Fourth Amendment Agreement”) to its Second Amended and Restated Credit Agreement with its various lenders, which reduced the interest rate margins applicable to the Company’s $962.5 million in existing Amended Term Loan B Facility loans from 2.50% to 2.00% for Term SOFR loans and from 1.50% to 1.00% for base rate loans, and extended the maturity date of such loans to May 2033.
In connection with the Third Amendment Agreement and Fourth Amendment Agreement, the Company recorded $16.3 million of debt issuance costs, which will be amortized to interest expense over the remaining terms of the Amended Revolving Credit Facility, Amended Term Loan A Facility and Amended Term Loan B Facility, as applicable. In addition, the Company recorded $2.4 million of original issue discount associated with the Amended Term Loan B Facility, which will be amortized to interest expense over its remaining term.
As of June 30, 2026, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $976.1 million of available borrowing capacity under the Amended Revolving Credit Facility.

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
In connection with the issuance of the 6.75% Notes, the Company recorded $10.3 million in debt issuance costs, which will be amortized to interest expense over the life of the 6.75% Notes.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”). The 5.625% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes. As of June 30, 2026, the 5.625% Notes are scheduled to mature within the next twelve months. However, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that matured, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
On June 13, 2025, the Company entered into an agreement with certain holders of the Convertible Notes to repurchase $223.8 million aggregate principal amount of the Convertible Notes.
In May 2026, the Company repaid the remaining $106.7 million principal balance of the Convertible Notes. As of June 30, 2026, the Company had no outstanding balance on the Convertible Notes. None of the Convertible Notes were converted into shares of the Company’s common stock while they were outstanding.
Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense	$108.1	$107.6	$216.0	$227.9
Capitalized interest	(7.2)	(11.7)	(14.2)	(21.2)
Interest expense, net	$100.9	$95.9	$201.8	$206.7
Covenants
Our Amended Credit Facilities, 5.625% Notes, 4.125% Notes due 2029 (the “4.125% Notes”), and 6.75% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, and 6.75% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are described in Note 6, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of June 30, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligation
In February 2021, the Company entered into a financing arrangement with a third-party, which provided the Company with upfront and non-refundable cash proceeds while permitting us to participate in future proceeds on certain insurance coverage claims for economic losses PENN sustained due to the COVID-19 pandemic. During the three months ended March 31, 2025, the Company determined that obligations under these claims were no longer probable and therefore recognized a $215.1 million non-cash gain, which was recorded as “Gain on financing arrangement” within the unaudited Consolidated Statements of Operations for the six months ended June 30, 2025.
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

The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for development projects with respect to Joliet (the “Joliet Project”), M Resort (the “M Resort Project”), and Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”). The Master Development Agreement provided that GLPI would fund up to $225.0 million for the Aurora Project and, upon our request, up to $350.0 million in aggregate for the Other Development Projects, as discussed below. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023 and will continue to increase annually thereafter.
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
Concurrent with the opening of the Aurora Project on June 24, 2026, the Company received $216.3 million in funding from GLPI (representing the $225.0 million commitment of GLPI less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project).
Effective June 24, 2026, we also determined that the sale-and-lease back of real estate assets related to the new Aurora facility to GLPI for $225.0 million constituted a lease modification under ASC 842.
In connection with the June 24, 2026 lease modification, the Company reassessed the land and building components contained within the 2023 Master Lease and remeasured the related lease liabilities. The assessment and remeasurement included the following elements: (i) the addition of the newly leased Aurora facility assets, and (ii) a $17.4 million increase in annual rent, which is specific to the lease back of the real estate assets related to the new Aurora facility, subject to annual escalation in accordance with the 2023 Master Lease. The modification did not result in a change to the lease classification and all lease components continue to be accounted for as operating leases. As of the modification date, the Company recognized an additional ROU asset and corresponding lease liability of $114.7 million in the unaudited Consolidated Balance Sheets.
With respect to the August 1, 2025, November 3, 2025, and June 24, 2026 lease modifications, we concluded that the lease term will continue to end on the current lease expiration date of October 31, 2033, and that the three optional five-year renewal periods are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.

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
We did not incur an annual escalator for the lease year ended April 30, 2026. The next annual escalator test date is scheduled to occur on May 1, 2027. Additionally, on May 1, 2026, the Pinnacle Percentage Rent reset resulted in an annual rent decrease of $3.2 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2028. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2026, we recognized an additional ROU asset and corresponding lease liability of $26.6 million associated with the finance lease components.
Other Triple Net Leases with REIT Landlords
VICI Master Lease
On December 4, 2025, the Company entered into a triple net master lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) (“VICI Master Lease”) which amended and restated the Margaritaville Lease and the Greektown Lease (both as defined below) into a single combined lease. The VICI Master Lease has an initial term through May 23, 2034, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. Upon execution of the VICI Master Lease, initial annual rent was set at $80.7 million, representing the aggregate annual rent under the Margaritaville Lease and the Greektown Lease in effect immediately prior to December 4, 2025. Effective June 1, 2026, annual rent increased by 1.0% to $81.5 million. As defined within the VICI Master Lease, beginning June 1, 2027 and annually thereafter master lease rent is subject to an escalator of 1.0% each June 1, if a Net Revenue to Rent Ratio of 5.33:1 is achieved.
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
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of June 30, 2026:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2026 (excluding the six months ended June 30, 2026)	$338.0	$80.8	$83.3
2027	675.0	161.4	166.6
2028	674.1	151.9	166.6
2029	654.1	147.1	166.7
2030	658.1	146.9	166.7
Thereafter	2,313.8	2,980.0	3,496.6
Total lease payments	5,313.1	3,668.1	4,246.5
Less: Imputed interest	(1,409.5)	(1,605.3)	(1,925.3)
Present value of future lease payments	3,903.6	2,062.8	2,321.2
Less: Current portion of lease obligations	(419.5)	(54.8)	(46.9)
Long-term portion of lease obligations	$3,484.1	$2,008.0	$2,274.3
Total payments made under our Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
AR PENN Master Lease	$73.1	$72.0	$146.2	$144.1
2023 Master Lease	66.1	59.8	132.3	119.6
Pinnacle Master Lease	86.9	87.4	174.3	174.8
VICI Master Lease (1)	20.2	—	40.4	—
Margaritaville Lease (1)	—	6.7	—	13.4
Greektown Lease (1)	—	13.3	—	26.5
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$247.1	$240.0	$494.8	$480.0
(1)Prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.

Information related to lease term and discount rate was as follows:

	June 30, 2026	December 31, 2025
Weighted-Average Remaining Lease Term
Operating leases	8.7 years	9.2 years
Finance leases	24.8 years	25.3 years
Financing obligations	25.1 years	25.6 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.1%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2026	2025	2026	2025
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$163.3	$156.0	$326.6	$311.9
Operating lease cost (2)	Primarily General and administrative	4.2	4.2	8.3	8.3
Short-term lease cost	Primarily Gaming expenses	24.9	25.5	50.9	49.3
Variable lease cost (2)	Primarily Gaming expenses	0.8	0.7	1.6	1.5
Total		$193.2	$186.4	$387.4	$371.0

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$26.9	$27.5	$53.8	$55.1
Amortization of ROU assets (3)	Depreciation and amortization	22.6	22.8	45.4	45.5
Total		$49.5	$50.3	$99.2	$100.6

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$36.2	$37.0	$72.8	$74.2
(1)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to June 30, 2025); (iv) Greektown Lease (for the period January 1, 2025 to June 30, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to June 30, 2026).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(3)Pertains to finance lease components associated with the Pinnacle Master Lease (land).
(4)Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the six months ended June 30,
(in millions)	2026	2025
Non-cash lease activities:
Commencement of operating leases	$116.6	$21.7
Commencement of finance leases	$27.3	$0.8

Note 7—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2026, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of June 30, 2026 and December 31, 2025, our investment in Kansas Entertainment was $77.4 million and $77.8 million, respectively. During the three months ended June 30, 2026 and 2025, the Company received distributions from Kansas Entertainment totaling $9.0 million and $9.8 million, respectively, and $17.8 million and $18.0 million for the six months ended June 30, 2026, and 2025, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of June 30, 2026 and December 31, 2025, nor the results of operations for the three and six months ended June 30, 2026 and 2025.
Note 8—Income Taxes
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are recognized in the period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 11.3% and 18.4% for the three and six months ended June 30, 2026, respectively, compared to 54.4% and 28.0% for the three and six months ended June 30, 2025, respectively.
The changes in the effective tax rate for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, were primarily driven by (i) the exclusion of certain foreign losses for which no tax benefit can be recognized in the Company’s worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state income taxes; and (iv) changes in uncertain tax positions. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of the Company’s earnings, changes in its valuation allowance assessment, and other factors, including the Company’s historical and projected pre-tax earnings, which are considered in evaluating the realizability of deferred tax assets.
As of each reporting date, the Company evaluates all available positive and negative evidence in assessing the realizability of deferred tax assets, in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). As of June 30, 2026, the Company continues to maintain a valuation allowance on deferred tax assets not considered “more likely than not” to be realized. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period the release is recorded. The timing and amount of any reversal will depend on actual earnings achieved in 2026 and projected future income levels.
As of June 30, 2026 and December 31, 2025, the Company had prepaid income taxes of $17.5 million and $35.7 million, respectively, which were included in “Prepaid expenses” within the unaudited Consolidated Balance Sheets.
On June 29, 2026, the Indiana Supreme Court ruled in the Company’s favor with respect to its Indiana wagering tax add-back position for the 2015 through 2017 tax years, reversing a prior decision of the Indiana Tax Court. As a result, the Company reversed the previously recorded unrecognized tax benefits and corresponding accrued interest, which was recognized as a discrete benefit during the quarter. The Company continues to maintain reserves associated with subsequent tax years pending resolution of those periods.
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
The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of June 30, 2026 and December 31, 2025, the Company has recorded a liability of $38.7 million and $39.5 million, respectively, for this agreement. Liabilities associated with the indemnification are recorded at fair value in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. See Note 12, “Fair Value Measurements” for more information.
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
The Company did not issue any Exchangeable Shares during the three and six months ended June 30, 2026 and 2025, respectively. As of both June 30, 2026 and December 31, 2025, there were 768,441 Exchangeable Shares authorized, of which 98,920 shares and 379,821 shares were outstanding, respectively.
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
No shares of the Company’s common stock were repurchased during the three and six months ended June 30, 2026.
During the three months ended June 30, 2025, the Company repurchased 5,835,467 shares of its common stock for $90.3 million at an average price of $15.47 per share. During the six months ended June 30, 2025, the Company repurchased 7,249,349 shares of its common stock for $115.3 million at an average price of $15.90 per share. All shares repurchased in 2025 were purchased in open market transactions under the prior $750.0 million authorization approved on December 6, 2022.
The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.

2022 Long Term Incentive Compensation Plan
The 2022 Long Term Incentive Compensation Plan was approved by the Company’s shareholders on June 7, 2022, which authorizes the Company to issue stock options, stock appreciation rights, restricted stock, performance awards, and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all awards other than incentive stock options. Shareholders approved amendments to the plan on June 6, 2023, June 17, 2025, and June 16, 2026. The June 16, 2026 amendment increased the number of shares by 4,000,000, for a total of 26,067,275 shares reserved for issuance. Equity-settled awards count against the limit on a one-for-one basis, while awards not settled in common stock do not. As of June 30, 2026, 9,896,752 shares remained available for future grants.
Performance Share Program
The Company’s performance share programs were adopted to provide certain key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
During the three and six months ended June 30, 2026, the Company granted 726,565 restricted units, at target, subject to service and performance conditions and a market condition. The awards granted in 2026 are subject to a three-year performance period over a three-year service period. No units are earned prior to vesting, except as provided under the retirement provisions in the applicable award agreement. The number of units may be earned at between 0% and 200% of target units granted depending on the achievement of a specified financial performance goal, subject to further adjustment (±20%) based on the Company’s relative total shareholder return “TSR” for the three-year performance period compared to a specified stock market index. The TSR modifier also incorporates a downside safeguard, such that no upward TSR modifier will apply if the three-year absolute TSR is negative.
During the three and six months ended June 30, 2025, the Company granted 1,254,323 restricted units, at target, subject to service and performance conditions. The awards granted in 2025 are subject to a three-year performance period over a three-year service period. No units are earned prior to vesting, except as provided under the retirement provisions in the applicable award agreement. The number of units may be earned at between 0% and 200% of target units granted depending on the achievement of specified performance goals.
Note 11— Earnings (Loss) Per Share
We recorded net income attributable to PENN for both of the three and six months ended June 30, 2026, and for the six months ended June 30, 2025. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2026, and for the six months ended June 30, 2025.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Weighted-average common shares outstanding	133.7	149.0	133.6	150.6
Assumed conversion of:
Dilutive restricted stock	1.2	—	0.8	0.5
Convertible debt (1)	2.2	—	—	13.6
Weighted-average common shares outstanding - Diluted	137.1	149.0	134.4	164.7
(1)See Note 5, “Long-Term Debt” for details regarding the repurchases and repayment of the Convertible Notes.
Restricted stock with performance and market based vesting conditions that were not met as of June 30, 2026 and June 30, 2025 were excluded from the computation of diluted EPS.

For the three months ended June 30, 2025, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. There are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations for the period in which we recorded a net loss. Restricted stock and convertible debt that could potentially dilute basic EPS in the future, that is not included in the computation of diluted loss per share, is as follows:

For the three months ended June 30,
(in millions)	2025
Assumed conversion of dilutive restricted stock	0.5
Assumed conversion of convertible debt	13.0
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consists of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants previously issued (“Initial Warrants”) under the terms of the Investment Agreement between PENN and ESPN, entered into on August 8, 2023 (the “Investment Agreement”). The six months ended June 30, 2026 also excluded anti-dilutive shares associated with our convertible debt, which was fully repaid in May 2026. The prior year periods included warrants outstanding prior to the November 5, 2025 amendment to the Investment Agreement, pursuant to which the Initial Warrants were deemed vested through and including February 8, 2026, and the remaining unvested warrants were forfeited and cancelled for no consideration.
Anti-dilutive options and warrants to purchase 13.7 million shares were outstanding during both the three and six months ended June 30, 2026, and 37.0 million shares were outstanding during both the three and six months ended June 30, 2025.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 10, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$33.1	$(17.4)	$30.8	$94.4
Weighted-average shares outstanding — PENN Entertainment, Inc.	133.6	148.6	133.5	150.2
Weighted-average shares outstanding — Exchangeable Shares	0.1	0.4	0.1	0.4
Weighted-average common shares outstanding — basic	133.7	149.0	133.6	150.6
Basic earnings (loss) per share	$0.25	$(0.12)	$0.23	$0.63

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$33.1	$(17.4)	$30.8	$94.4
Interest expense, net of tax (1):
Convertible Notes	0.3	—	—	3.1
Diluted income (loss) applicable to common stock	$33.4	$(17.4)	$30.8	$97.5
Weighted-average common shares outstanding — diluted	137.1	149.0	134.4	164.7
Diluted earnings (loss) per share	$0.24	$(0.12)	$0.23	$0.59
(1)The tax-affected rate was 21% for the periods we recorded net income.

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
Long-Term Debt
On March 16, 2026, the Company issued $600.0 million of unsecured notes due 2031 at an interest rate of 6.75%. Additionally, in May 2026, the Company repaid the remaining $106.7 million principal balance of the Convertible Notes. See Note 5, “Long-Term Debt” for more information.
The fair value of our Amended Credit Facilities, 5.625% Notes, 4.125% Notes, 6.75% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. Due to their trading frequency, these long-term debt instruments are classified as Level 2 measurements.
Indemnification Liability
As of June 30, 2026 and December 31, 2025, other liabilities include a tax indemnification balance of $38.7 million and $39.5 million, respectively, as described in Note 9, “Commitments and Contingencies.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of June 30, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a third-party technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. On February 2, 2026, the Company amended the terms of the convertible notes to extend the maturity date to March 2029. As of both periods ended June 30, 2026 and December 31, 2025, the balance of the convertible notes was $26.4 million, which is reported in “Other assets” in our unaudited Consolidated Balance Sheets. The fair value of the convertible notes was determined using valuation models that utilize Level 3 measurements.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$887.2	$887.2	$887.2	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,379.8	$1,394.9	$—	$1,394.9	$—
5.625% Notes	$399.9	$399.5	$—	$399.5	$—
4.125% Notes	$396.9	$382.0	$—	$382.0	$—
6.75% Notes	$590.2	$601.5	$—	$601.5	$—
Other long-term obligations	$7.8	$6.8	$—	$6.8	$—
Other liabilities	$41.9	$41.9	$—	$2.7	$39.2

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$686.6	$686.6	$686.6	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,975.8	$1,993.0	$—	$1,993.0	$—
5.625% Notes	$399.8	$399.0	$—	$399.0	$—
4.125% Notes	$396.4	$368.0	$—	$368.0	$—
Convertible Notes	$106.5	$105.6	$—	$105.6	$—
Other long-term obligations	$8.6	$7.3	$—	$7.3	$—
Other liabilities	$42.8	$42.8	$—	$2.7	$40.1
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of June 30, 2026:

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
The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net income (loss).

	For the three months ended June 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$731.6	$301.9	$151.5	$320.6	$349.4	$5.6	$(3.2)	$1,857.4
Less:
Gaming taxes	(299.3)	(66.4)	(26.6)	(85.8)	(230.9)
Compensation and benefits	(106.0)	(57.3)	(33.7)	(49.1)	(24.0)
Media and advertising (3)					(31.8)
Other segment items (4)	(106.1)	(69.2)	(36.2)	(52.7)	(72.2)
Segment Adjusted EBITDAR (5)	$220.2	$109.0	$55.0	$133.0	$(9.5)			$507.7

Other operating benefits (costs) and other income (expenses):
Other category (6)	(31.8)
Rent expense associated with triple net operating leases (7)	(163.3)
Stock-based compensation	(17.4)
Cash-settled stock-based awards variance	2.6
Pre-opening expenses	(23.0)
Depreciation and amortization	(117.8)
Non-operating items of equity method investments (8)	(1.1)
Interest expense, net	(100.9)
Interest income	2.0
Loss on early extinguishment of debt	(1.8)
Other (9)	(15.5)
Income before income taxes	39.7
Income tax expense	(7.1)
Net income	$32.6
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $185.5 million for the three months ended June 30, 2026.

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
(6)Primarily represents corporate overhead expenses of $29.5 million for the three months ended June 30, 2026.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; and (iii) VICI Master Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Represents expenses related to transaction costs and non-recurring restructuring charges (primarily severance) as a result of the Company’s new corporate organizational structure.

	For the three months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$711.6	$302.2	$137.7	$297.0	$316.1	$5.7	$(5.3)	$1,765.0
Less:
Gaming taxes	(290.4)	(65.8)	(25.4)	(78.8)	(184.5)
Compensation and benefits	(103.6)	(59.6)	(31.1)	(44.7)	(37.6)
Media and advertising (3)					(73.5)
Other segment items (4)	(108.1)	(72.0)	(27.7)	(51.7)	(82.5)
Segment Adjusted EBITDAR (5)	$209.5	$104.8	$53.5	$121.8	$(62.0)			$427.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(35.5)
Rent expense associated with triple net operating leases (7)	(156.0)
Stock-based compensation	(16.1)
Cash-settled stock-based awards variance	3.1
Pre-opening expenses	(4.4)
Depreciation and amortization	(110.5)
Impairment loss (8)	(15.0)
Non-operating items of equity method investments (9)	(1.1)
Interest expense, net	(95.9)
Interest income	2.1
Loss on early extinguishment of debt	(11.8)
Other	1.6
Loss before income taxes	(11.9)
Income tax expense	(6.4)
Net loss	$(18.3)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $137.9 million for the three months ended June 30, 2025.
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
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to an impairment charge in our Midwest segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.

	For the six months ended June 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$1,418.7	$583.1	$297.2	$626.5	$707.7	$10.9	$(7.7)	$3,636.4
Less:
Gaming taxes	(581.9)	(127.9)	(52.2)	(167.7)	(465.3)
Compensation and benefits	(211.3)	(115.1)	(67.0)	(98.7)	(53.9)
Media and advertising (3)					(61.3)
Other segment items (4)	(210.8)	(126.9)	(69.0)	(108.4)	(147.6)
Segment Adjusted EBITDAR (5)	$414.7	$213.2	$109.0	$251.7	$(20.4)			$968.2

Other operating benefits (costs) and other income (expenses):
Other category (6)	(63.2)
Rent expense associated with triple net operating leases (7)	(326.6)
Stock-based compensation	(31.5)
Cash-settled stock-based awards variance	6.0
Pre-opening expenses	(27.2)
Depreciation and amortization	(234.8)
Non-operating items of equity method investments (8)	(2.3)
Interest expense, net	(201.8)
Interest income	3.8
Loss on early extinguishment of debt	(1.8)
Other (9)	(43.2)
Income before income taxes	45.6
Income tax expense	(15.8)
Net income	$29.8
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $371.3 million for the six months ended June 30, 2026.
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
(6)Primarily represents corporate overhead expenses of $57.7 million for the six months ended June 30, 2026.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; and (iii) VICI Master Lease.
(8)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(9)Represents expenses related to settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as transaction costs and non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure.

	For the six months ended June 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$1,392.5	$590.5	$267.4	$579.9	$606.2	$11.0	$(10.0)	$3,437.5
Less:
Gaming taxes	(569.9)	(129.2)	(49.1)	(153.5)	(353.1)
Compensation and benefits	(207.1)	(116.4)	(62.4)	(88.8)	(74.3)
Media and advertising (3)					(162.0)
Other segment items (4)	(211.8)	(136.8)	(56.7)	(102.0)	(167.8)
Segment Adjusted EBITDAR (5)	$403.7	$208.1	$99.2	$235.6	$(151.0)			$795.6

Other operating benefits (costs) and other income (expenses):
Other category (6)	(74.3)
Rent expense associated with triple net operating leases (7)	(311.9)
Stock-based compensation	(31.7)
Cash-settled stock-based awards variance	6.3
Pre-opening expenses	(4.9)
Depreciation and amortization	(218.5)
Impairment loss (8)	(15.0)
Non-operating items of equity method investments (9)	(2.2)
Interest expense, net	(206.7)
Interest income	5.3
Gain on financing arrangement (10)	215.1
Loss on early extinguishment of debt	(11.8)
Other	2.0
Income before income taxes	147.3
Income tax expense	(54.1)
Net income	$93.2
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $266.1 million for the six months ended June 30, 2025.
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
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”
The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Capital expenditures:
Northeast segment	$24.7	$31.4	$44.8	$44.9
South segment	9.5	17.1	19.4	30.8
West segment	4.4	42.8	8.1	83.3
Midwest segment	55.8	64.5	113.3	116.2
Interactive segment	—	0.1	0.1	3.7
Other	3.1	3.5	6.3	5.7
Total capital expenditures	$97.5	$159.4	$192.0	$284.6

The measure of segment assets is reported on our unaudited Consolidated Balance Sheets as total consolidated assets.
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of June 30, 2026
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.4	$—	$1.3	$78.8
Total assets	$1,756.0	$1,254.9	$423.4	$1,424.4	$1,388.4	$7,822.1	$14,069.2

Balance sheet as of December 31, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.8	$—	$1.5	$79.4
Total assets	$1,815.6	$1,295.2	$427.6	$1,567.5	$1,530.0	$7,632.6	$14,268.5
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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” or the “Company,” “we,” “our,” or “us”), operates in 28 jurisdictions throughout North America, with a broadly diversified portfolio of casinos, racetracks, and online sports betting (“OSB”) and iCasino offerings. PENN’s focus is on organic cross-sell opportunities, reinforced by its market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports betting and iCasino platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program, offering its over 34 million members a unique set of rewards and experiences.
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

The Master Development Agreement provided that GLPI would fund (i) up to $225.0 million for the relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”); and (ii) upon our request, up to $130.0 million for the relocation of our riverboat casino and related developments with respect to Joliet (the “Joliet Project”), up to $150.0 million for the second hotel tower at M Resort (the “M Resort Project”), up to $70.0 million for the new hotel tower at Columbus (the “Columbus Project” and together with the Joliet Project and M Resort Project, the “Other Development Projects,” and together with the Aurora Project, referred to as the “PENN Development Projects”), all in accordance with certain terms and conditions set forth in the Master Development Agreement. GLPI had committed up to $225.0 million in funding for the Aurora Project at a 7.75% cap rate, which we were required to draw and the funding was structured as rent under the 2023 Master Lease (as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements). Rent within the 2023 Master Lease increased by a percentage, based on the then-current GLPI stock price, of the project funding received by PENN from GLPI for the Other Development Projects.
The Aurora Project to relocate its riverboat casino operations to a new, land-based facility opened on June 24, 2026. The facility features approximately 1,200 gaming positions, including high-limit slots and table games, a baccarat room and a sportsbook. The property also includes a premium hotel with 226 rooms and suites, outdoor entertainment area, full-service spa, high-quality bars and restaurants including Sorella by Giada and Boulevard Food & Drink Hall, an approximately 12,000 square-foot event center with meeting areas and roughly 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora, and up to $50.0 million of the project will be funded by the city through a new bond issuance. As of August 5, 2026, we have received $216.3 million in funding from GLPI (representing the $225.0 million commitment of GLPI less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project), resulting in a $17.4 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease. Additionally, the Company has received $35.9 million from the City of Aurora as of August 5, 2026.
The new hotel tower at Columbus opened on June 12, 2026. The 203-room hotel represents a major expansion, offering guests modern, upscale accommodations at the city’s premier gaming, dining and entertainment experience. The 150,000 square-foot tower features 183 standard rooms and 20 luxury suites, a full service bar and restaurant, conference rooms, fitness center and an outdoor seating terrace. We did not request or receive any funding from GLPI for the Columbus Project, and GLPI’s funding commitment expired on December 31, 2025.

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
On April 24, 2025, the Company announced a development project to relocate its Ameristar Council Bluffs riverboat casino operations to a new, land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development with approximately 58,000 square feet of gaming space and more than 1,000 positions on a single level. The new facility will complement the existing retail sportsbook, 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to open in 2028. GLPI has committed to finance, at PENN’s request, up to $150.0 million of the project at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
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
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, historical horse racing gaming terminals, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations, and emerging prediction markets. See the “Segment Comparison of the Three and Six Months Ended June 30, 2026 and 2025” section below for discussions on our results of operations by reportable segment.
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
The majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% of our gaming revenue for the six months ended June 30, 2026 and 2025, respectively) and, to a lesser extent, table games, OSB, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Revenues:
Northeast segment	$731.6	$711.6	$1,418.7	$1,392.5
South segment	301.9	302.2	583.1	590.5
West segment	151.5	137.7	297.2	267.4
Midwest segment	320.6	297.0	626.5	579.9
Interactive segment	349.4	316.1	707.7	606.2
Other (1)	5.6	5.7	10.9	11.0
Intersegment eliminations (2)	(3.2)	(5.3)	(7.7)	(10.0)
Total	$1,857.4	$1,765.0	$3,636.4	$3,437.5

Net income (loss)	$32.6	$(18.3)	$29.8	$93.2

Segment Adjusted EBITDAR (3):
Northeast segment	$220.2	$209.5	$414.7	$403.7
South segment	109.0	104.8	213.2	208.1
West segment	55.0	53.5	109.0	99.2
Midwest segment	133.0	121.8	251.7	235.6
Interactive segment	(9.5)	(62.0)	(20.4)	(151.0)
Other (1)	(31.8)	(35.5)	(63.2)	(74.3)
Rent expense associated with triple net operating leases (4)	(163.3)	(156.0)	(326.6)	(311.9)
Consolidated Adjusted EBITDA (5)	$312.6	$236.1	$578.4	$409.4
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Corporate overhead was $29.5 million and $38.7 million for the three months ended June 30, 2026 and 2025, respectively, and $57.7 million and $74.7 million for the six months ended June 30, 2026 and 2025, respectively. Corporate overhead for the three and six months ended June 30, 2025 included $9.4 million and $17.1 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to June 30, 2025); (iv) Greektown Lease (for the period January 1, 2025 to June 30, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to June 30, 2026).
(5)See definition of Consolidated Adjusted EBITDA within the “Non-GAAP Financial Measure” section below.

Consolidated Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$1,396.6	$1,367.7	$28.9	2.1%	$2,730.9	$2,666.0	$64.9	2.4%
Food, beverage, hotel, and other	460.8	397.3	63.5	16.0%	905.5	771.5	134.0	17.4%
Total revenues	$1,857.4	$1,765.0	$92.4	5.2%	$3,636.4	$3,437.5	$198.9	5.8%
Gaming revenues for the three and six months ended June 30, 2026 increased by $28.9 million and $64.9 million, respectively, compared to the corresponding prior year periods. Increased spend per visit contributed to the growth in gaming revenues at our retail segments. Strong performance across our portfolio and incremental contributions from our four recently completed development projects delivered record revenues at nine of our retail properties. The opening of our new land-based Joliet facility on August 11, 2025, second hotel tower at M Resort on December 1, 2025, and new hotel tower at Hollywood Casino Columbus on June 12, 2026 contributed to increases in gaming revenues during the current year periods. Increases in gaming revenues within our retail segments were partially offset by decreases in online gaming revenues, particularly online sports revenues, within our Interactive segment due to lower handle compared to the corresponding prior year periods. For the six months ended June 30, 2026, increases in gaming revenues at our Northeast, West, and Midwest segments were also offset by a decrease in gaming revenues within our South segment as new supply continues to impact visitation and weather events negatively impacted revenues during the first quarter of 2026.
Food, beverage, hotel, and other revenues for the three and six months ended June 30, 2026 increased by $63.5 million and $134.0 million, respectively, compared to the corresponding prior year periods. The increases were primarily due to increases in gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $47.6 million and $105.2 million, respectively, compared to the corresponding prior year periods. Additionally, the recent openings of the second hotel tower at M Resort and our new land-based Joliet facility contributed to increases in hotel and food and beverage revenues within our West and Midwest segments, respectively, as discussed above.
See “Segment Comparison of the Three and Six Months Ended June 30, 2026 and 2025” below for more detailed explanations of the fluctuations in revenues.

Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Operating expenses
Gaming	$833.2	$869.7	$(36.5)	(4.2)%	$1,641.1	$1,723.5	$(82.4)	(4.8)%
Food, beverage, hotel, and other	333.7	282.0	51.7	18.3%	663.1	546.9	116.2	21.2%
General and administrative	441.0	410.3	30.7	7.5%	868.7	813.3	55.4	6.8%
Depreciation and amortization	117.8	110.5	7.3	6.6%	234.8	218.5	16.3	7.5%
Impairment loss	—	15.0	(15.0)	N/M	—	15.0	(15.0)	N/M
Total operating expenses	$1,725.7	$1,687.5	$38.2	2.3%	$3,407.7	$3,317.2	$90.5	2.7%
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional expenses, and other expenses associated with our gaming operations. Gaming expenses for the three and six months ended June 30, 2026 decreased by $36.5 million and $82.4 million, respectively, compared to the corresponding prior year periods, due primarily to decreases in marketing expenses at our Interactive segment. During the corresponding prior year periods, we incurred additional marketing expenses to support our promotion of ESPN BET within our Interactive segment. The decrease in gaming expenses was partially offset by increases in gaming taxes at our Northeast, Midwest, and West segments related to increased gaming revenues as discussed above.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and six months ended June 30, 2026 increased by $51.7 million and $116.2 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access.
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
For the three and six months ended June 30, 2026, general and administrative expenses increased by $30.7 million and $55.4 million, respectively, compared to the corresponding prior year periods, primarily due to transaction costs and pre-opening expenses related to the Aurora Project and the Columbus Project, as well as increases in rent expense due to the 2023 Master Lease modifications associated with the PENN Development Projects, as discussed above in the “Executive Overview.” For the six months ended June 30, 2026, general and administrative expenses also included settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure. For the three and six months ended June 30, 2025, general and administrative expenses also included legal and advisory costs related to activist activity incurred in connection with our 2025 annual meeting of shareholders of $9.4 million and $17.1 million, respectively.
Depreciation and amortization for the three and six months ended June 30, 2026 increased $7.3 million and $16.3 million, respectively, compared to the corresponding prior year periods, primarily due to the opening of our new land-based Joliet facility on August 11, 2025 and the opening of the second hotel tower at M Resort on December 1, 2025.
Impairment loss for both the three and six months ended June 30, 2025 related to an impairment charge of $15.0 million at our Ameristar Council Bluffs property on its trademark as a result of the strategic decision to rebrand Ameristar Council Bluffs to Hollywood Casino Council Bluffs.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Other income (expenses)
Interest expense, net	$(100.9)	$(95.9)	$(5.0)	5.2%	$(201.8)	$(206.7)	$4.9	(2.4)%
Interest income	$2.0	$2.1	$(0.1)	(4.8)%	$3.8	$5.3	$(1.5)	(28.3)%
Income from unconsolidated affiliates	$8.6	$13.3	$(4.7)	(35.3)%	$16.9	$20.9	$(4.0)	(19.1)%
Gain on financing arrangement	$—	$—	$—	N/M	$—	$215.1	$(215.1)	N/M
Loss on early extinguishment of debt	$(1.8)	$(11.8)	$10.0	(84.7)%	$(1.8)	$(11.8)	$10.0	(84.7)%
Other	$0.1	$2.9	$(2.8)	(96.6)%	$(0.2)	$4.2	$(4.4)	N/M
Income tax expense	$(7.1)	$(6.4)	$(0.7)	10.9%	$(15.8)	$(54.1)	$38.3	(70.8)%
N/M - Not meaningful
Interest expense, net increased by $5.0 million for the three months ended June 30, 2026, compared to the corresponding prior year period, primarily due to the Company completing an offering of $600.0 million aggregate principal amount of 6.75% senior unsecured notes in the first quarter of 2026 and a reduction in capitalized interest upon completion of the PENN Development Projects. The increase was partially offset by a 50 basis point reduction in interest rates on our Amended Term Loan B Facility stemming from the execution of the Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement. See Note 5, “Long-Term Debt” to the unaudited Consolidated Financial Statements for additional details.
Interest expense, net decreased by $4.9 million for the six months ended June 30, 2026, compared to the corresponding prior year period, due to the first quarter of 2025 including interest expense related to the Company’s financing arrangement, which upon derecognition, resulted in the “Gain on financing arrangement” described below. The year-to-date decrease was partially offset by the increase in interest expense, net during the three months ended June 30, 2026 as described above.
Interest income decreased by $0.1 million and $1.5 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding prior year periods, primarily due to decreases in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates primarily to our investment in Kansas Entertainment joint venture. The change in income from the corresponding prior year period is due to fluctuations in earnings from our investments in these unconsolidated affiliates. Additionally, the prior year periods included our share of income from our Freehold Raceway joint venture.
Gain on financing arrangement relates to a $215.1 million non-cash gain on a financing arrangement during the three months ended March 31, 2025. See Note 5, “Long-Term Debt” to the unaudited Consolidated Financial Statements for additional details.
Loss on early extinguishment of debt for the current periods relates to the refinancing transactions of the Company’s Amended Revolving Credit Facility, Amended Term Loan A Facility, and Amended Term Loan B Facility in the second quarter of 2026. The loss on early extinguishment of debt for the corresponding prior year periods relates to the repurchase of the 2.75% convertible notes due 2026 (the “Convertible Notes”). For further discussion on the refinancing and repurchase transactions, see Note 5, “Long-Term Debt,” to our unaudited Consolidated Financial Statements.
Other primarily consisted of foreign currency revaluation for the three and six months ended June 30, 2026. The corresponding prior year period primarily consisted of realized and unrealized gains and losses on equity securities held by PENN Interactive, as well as miscellaneous income and expense items. The equity securities were sold during the second quarter of 2025.
Income tax expense was $7.1 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively, and $15.8 million and $54.1 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes), including discrete items was 11.3% and 18.4% for the three and six months ended June 30, 2026, respectively.

We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three and six months ended June 30, 2026, as compared to the corresponding prior periods was primarily due to: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state taxes; and (iv) changes in uncertain tax positions. See Note 8, “Income Taxes” to the unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
On June 29, 2026, the Indiana Supreme Court ruled in the Company’s favor with respect to its Indiana wagering tax add-back position for the 2015 through 2017 tax years, reversing a prior decision of the Indiana Tax Court. As a result, the Company reversed the previously recorded unrecognized tax benefits and corresponding accrued interest, which was recognized as a discrete benefit during the quarter. The Company continues to maintain reserves associated with subsequent tax years pending resolution of those periods.
Segment Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$654.8	$635.7	$19.1	3.0%	$1,270.2	$1,246.3	$23.9	1.9%
Food, beverage, hotel, and other	76.8	75.9	0.9	1.2%	148.5	146.2	2.3	1.6%
Total revenues	$731.6	$711.6	$20.0	2.8%	$1,418.7	$1,392.5	$26.2	1.9%

Adjusted EBITDAR	$220.2	$209.5	$10.7	5.1%	$414.7	$403.7	$11.0	2.7%
Adjusted EBITDAR margin	30.1%	29.4%		70 bps	29.2%	29.0%		20 bps
The Northeast segment’s revenues for the three and six months ended June 30, 2026 increased by $20.0 million and $26.2 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming revenues, particularly slots revenues, as well as increases in hotel revenue. The current year periods benefited from the opening of the new hotel tower at Hollywood Casino Columbus on June 12, 2026, which, along with four of our other Northeast segment properties, had record revenues during the second quarter of 2026.
For the three and six months ended June 30, 2026, the Northeast segment’s Adjusted EBITDAR increased $10.7 million and $11.0 million, respectively, and Adjusted EBITDAR margin increased to 30.1% and 29.2%, respectively, primarily due to increases in gaming revenues discussed above.

South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$225.6	$224.9	$0.7	0.3%	$437.7	$445.6	$(7.9)	(1.8)%
Food, beverage, hotel, and other	76.3	77.3	(1.0)	(1.3)%	145.4	144.9	0.5	0.3%
Total revenues	$301.9	$302.2	$(0.3)	(0.1)%	$583.1	$590.5	$(7.4)	(1.3)%

Adjusted EBITDAR	$109.0	$104.8	$4.2	4.0%	$213.2	$208.1	$5.1	2.5%
Adjusted EBITDAR margin	36.1%	34.7%		140 bps	36.6%	35.2%		140 bps
The South segment’s revenues for the three months ended June 30, 2026 decreased by $0.3 million, compared to the prior year period, primarily due to a decrease in food and beverage revenues, partially offset by an increase in gaming revenues.
The South segment’s revenues for the six months ended June 30, 2026 decreased by $7.4 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition and severe weather events negatively impacted several of our properties during the first quarter of 2026, partially offset by an increase in food and beverage revenues.
For the three months ended June 30, 2026, the South segment’s Adjusted EBITDAR increased by $4.2 million and Adjusted EBITDAR margin increased to 36.1%, primarily due to decreases in labor costs and general and administrative expenses.
For the six months ended June 30, 2026, the South segment’s Adjusted EBITDAR increased by $5.1 million and Adjusted EBITDAR margin increased to 36.6%, primarily due to a one-time favorable adjustment related to a legal accrual in the first quarter of 2026.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$102.2	$97.8	$4.4	4.5%	$200.3	$188.8	$11.5	6.1%
Food, beverage, hotel, and other	49.3	39.9	9.4	23.6%	96.9	78.6	18.3	23.3%
Total revenues	$151.5	$137.7	$13.8	10.0%	$297.2	$267.4	$29.8	11.1%

Adjusted EBITDAR	$55.0	$53.5	$1.5	2.8%	$109.0	$99.2	$9.8	9.9%
Adjusted EBITDAR margin	36.3%	38.9%		(260) bps	36.7%	37.1%		(40) bps
The West segment’s revenues for the three and six months ended June 30, 2026 increased by $13.8 million and $29.8 million, respectively, compared to the corresponding prior year periods, due to increases in both gaming revenues and food, beverage, hotel, and other revenues. Increases during the three and six months ended June 30, 2026 were driven primarily by the opening of the second hotel tower at M Resort on December 1, 2025, which, along with one of our other West segment properties, had record revenues during the second quarter of 2026.
For the three and six months ended June 30, 2026, the West segment’s Adjusted EBITDAR increased by $1.5 million and $9.8 million, respectively, primarily due to the increases in revenues discussed above.
For the three and six months ended June 30, 2026, the West segment’s Adjusted EBITDAR margin decreased to 36.3% and 36.7%, respectively, primarily due to a one-time favorable adjustment in the prior year period coupled with a one-time unfavorable legal settlement in the current year period.

Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$284.7	$263.9	$20.8	7.9%	$557.3	$516.2	$41.1	8.0%
Food, beverage, hotel, and other	35.9	33.1	2.8	8.5%	69.2	63.7	5.5	8.6%
Total revenues	$320.6	$297.0	$23.6	7.9%	$626.5	$579.9	$46.6	8.0%

Adjusted EBITDAR	$133.0	$121.8	$11.2	9.2%	$251.7	$235.6	$16.1	6.8%
Adjusted EBITDAR margin	41.5%	41.0%		50 bps	40.2%	40.6%		(40) bps
The Midwest segment’s revenues for the three and six months ended June 30, 2026 increased by $23.6 million and $46.6 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming revenues driven by the relocation of Joliet from a riverboat casino operation to a new land-based facility that opened on August 11, 2025. Additionally, two of our other Midwest segment properties had record revenues during the second quarter of 2026.
For the three and six months ended June 30, 2026, the Midwest segment’s Adjusted EBITDAR increased by $11.2 million and $16.1 million, respectively, due to the increase in revenues discussed above.
For the three months ended June 30, 2026, Adjusted EBITDAR margin increased to 41.5% primarily due to the increases in gaming revenues discussed above and a one-time favorable property tax adjustment. For the six months ended June 30, 2026, Adjusted EBITDAR margin decreased to 40.2%, primarily due to increases in marketing expenses, labor costs, and gaming taxes, partially offset by the increases in revenue and the property tax adjustment, both as discussed above.
Interactive Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$129.3	$145.4	$(16.1)	(11.1)%	$265.4	$269.1	$(3.7)	(1.4)%
Food, beverage, hotel, and other (1)	220.1	170.7	49.4	28.9%	442.3	337.1	105.2	31.2%
Total revenues	$349.4	$316.1	$33.3	10.5%	$707.7	$606.2	$101.5	16.7%

Adjusted EBITDA	$(9.5)	$(62.0)	$52.5	(84.7)%	$(20.4)	$(151.0)	$130.6	(86.5)%
Adjusted EBITDA margin	(2.7)%	(19.6)%		N/M	(2.9)%	(24.9)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three and six months ended June 30, 2026 increased by $33.3 million and $101.5 million, respectively, compared to the corresponding prior year periods, primarily due to increases in other revenues. Other revenues include gaming tax amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $185.5 million and $137.9 million for the three months ended June 30, 2026 and 2025, respectively, and $371.3 million and $266.1 million for the six months ended June 30, 2026 and 2025, respectively. Increases to other revenue were partially offset by decreases to gaming revenues, particularly online sports revenues, due to lower handle compared to the corresponding prior year periods.
For the three and six months ended June 30, 2026, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to decreases in marketing expense and labor costs.

Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Food, beverage, hotel, and other	$5.6	$5.7	$(0.1)	(1.8)%	$10.9	$11.0	$(0.1)	(0.9)%
Total revenues	$5.6	$5.7	$(0.1)	(1.8)%	$10.9	$11.0	$(0.1)	(0.9)%

Adjusted EBITDAR	$(31.8)	$(35.5)	$3.7	(10.4)%	$(63.2)	$(74.3)	$11.1	(14.9)%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead expenses, which primarily include certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three and six months ended June 30, 2026 remained relatively flat compared to the prior year periods.
Corporate overhead expenses were $29.5 million and $38.7 million for the three months ended June 30, 2026 and 2025, respectively, and $57.7 million and $74.7 million for the six months ended June 30, 2026 and 2025, respectively. Corporate overhead expenses for the three and six months ended June 30, 2025 included $9.4 million and $17.1 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
Changes in Adjusted EBITDAR for the three and six months ended June 30, 2026 primarily relate to the prior year periods including $9.4 million and $17.1 million, respectively, of legal and advisory costs as described above.
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$32.6	$(18.3)	$29.8	$93.2
Income tax expense	7.1	6.4	15.8	54.1
Interest expense, net	100.9	95.9	201.8	206.7
Interest income	(2.0)	(2.1)	(3.8)	(5.3)
Income from unconsolidated affiliates	(8.6)	(13.3)	(16.9)	(20.9)
Gain on financing arrangement	—	—	—	(215.1)
Loss on early extinguishment of debt	1.8	11.8	1.8	11.8
Other (income) expenses	(0.1)	(2.9)	0.2	(4.2)
Operating income	131.7	77.5	228.7	120.3
Stock-based compensation (1)	17.4	16.1	31.5	31.7
Cash-settled stock-based award variance (1)(2)	(2.6)	(3.1)	(6.0)	(6.3)
Pre-opening expenses (1)	23.0	4.4	27.2	4.9
Depreciation and amortization	117.8	110.5	234.8	218.5
Impairment loss (3)	—	15.0	—	15.0
Income from unconsolidated affiliates	8.6	13.3	16.9	20.9
Non-operating items of equity method investments (4)	1.1	1.1	2.3	2.2
Other expenses (1)(5)	15.6	1.3	43.0	2.2
Consolidated Adjusted EBITDA	$312.6	$236.1	$578.4	$409.4
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
(3)Related to an impairment charge in our Midwest segment.
(4)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(5)For the three and six months ended June 30, 2026, other expenses primarily consisted of transaction costs and non-recurring restructuring charges, primarily severance, related to the Company’s new corporate organizational structure. For the six months ended June 30, 2026, other expenses also included settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties.

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

	For the six months ended June 30,		Change
(dollars in millions)	2026	2025	$	%
Net cash provided by operating activities	$363.1	$220.1	$143.0	65.0%
Net cash provided by (used in) investing activities	$27.4	$(272.5)	$299.9	N/M
Net cash provided by (used in) financing activities	$(186.1)	$28.3	$(214.4)	N/M
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $143.0 million for the six months ended June 30, 2026, primarily due to increased earnings from our retail and Interactive reportable segments. Additionally, operating cash flows benefited from favorable working capital changes driven by the timing of deposits, as well as the reversal of previously recognized tax liabilities following the favorable resolution of the Indiana tax matter, discussed further within the “Consolidated Comparison of the Three and Six Months Ended June 30, 2026 and 2025” section above.
Investing Cash Flow
Cash provided by investing activities during the six months ended June 30, 2026 was $27.4 million, primarily related to the proceeds of $216.3 million from the sale-and-lease back of real estate assets for the new Aurora facility, offset by capital expenditures of $192.0 million. Cash used in investing activities during the six months ended June 30, 2025 was $272.5 million and primarily related to capital expenditures of $284.6 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance capital (replacement) which is inclusive of projects such as our retail sportsbooks and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the six months ended June 30, 2026 and 2025, as applicable.
For the year ending December 31, 2026, our anticipated maintenance capital expenditures are approximately $220.0 million, inclusive of capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Maintenance capital expenditures of $69.1 million were incurred during the six months ended June 30, 2026. Additionally, for the year ending December 31, 2026, we anticipate project capital expenditures of $180.0 million, inclusive of $122.9 million incurred during the six months ended June 30, 2026. Project capital expenditures primarily are in connection with the PENN Development Projects pursuant to our Master Development Agreement with GLPI (as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements). The Master Development Agreement provided that GLPI would fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project which opened on August 11, 2025. On November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project which opened on December 1, 2025. On June 24, 2026, the company received $216.3 million in funding from GLPI (representing the full $225.0 commitment of GLPI less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project) which opened on June 24, 2026, as described in Note 6, “Leases” in the notes to the unaudited Consolidated Financial Statements.

Financing Cash Flow
For the six months ended June 30, 2026, net cash used in financing activities totaled $186.1 million, primarily related to repayments on our credit facilities of $1.4 billion, net payments of $570.0 million on our revolving credit facility, repayment of $106.7 million of our Convertible Notes, principal payments of $50.2 million on our finance leases and financing obligations, $17.1 million in payments on insurance financing, as well as $11.9 million in principal payments on long-term debt, offset by proceeds from issuance of term loans of $1.4 billion and proceeds from issuance of bonds of $600.0 million.
For the six months ended June 30, 2025, net cash provided by financing activities totaled $28.3 million, primarily related to net proceeds from our revolving credit facility of $467.5 million, offset by repurchases of $223.8 million of our Convertible Notes, repurchases of $115.3 million of our common stock, principal payments of $48.2 million on our finance leases and finance obligations, $16.8 million in payments on insurance financing, as well as $18.8 million in principal payments on long-term debt.
Debt Issuance and Other Long-Term Obligations
As of June 30, 2026, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.4 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, $600.0 million outstanding under our 6.75% Notes, and $7.8 million outstanding in other long-term obligations. As of June 30, 2026, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $976.1 million of available borrowing capacity under the Amended Revolving Credit Facility.
See definitions for (i) Amended Credit Facilities; (ii) 5.625% Notes; (iii) 4.125% Notes; (iv) 6.75% Notes; and (v) Amended Revolving Credit Facility in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements.
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
On April 16, 2026, PENN entered into a Third Amendment (the “Third Amendment Agreement”) to its Second Amended and Restated Credit Agreement (as defined in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements). The Third Amendment Agreement, among other things, refinanced and extended the term of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility. The Amended Revolving Credit Facility and Amended Term Loan A Facility, as amended, will mature in April 2031, subject to an earlier springing maturity 91 days prior to the maturity of certain of the Company’s existing debt obligations if such debt remains outstanding and has not been refinanced, unless certain liquidity conditions are satisfied. The interest rate margins applicable to the Amended Revolving Credit Facility and Amended Term Loan A Facility were unchanged by the Third Amendment Agreement, except that the Third Amendment Agreement eliminated the credit spread adjustment applicable to SOFR borrowings under the Amended Revolving Credit Facility and Amended Term Loan A Facility.
On May 28, 2026, PENN entered into a Fourth Amendment (the “Fourth Amendment Agreement”) to its Second Amended and Restated Credit Agreement (as defined in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements) with its various lenders, which reduced the interest rate margins applicable to the Company’s $962.5 million in existing Amended Term Loan B Facility loans from 2.50% to 2.00% for Term SOFR loans and from 1.50% to 1.00% for base rate loans, and extended the maturity date of such loans to May 2033.
In May 2026, the Company repaid the remaining $106.7 million principal balance of the Convertible Notes. As of June 30, 2026, the Company had no outstanding balance on the Convertible Notes. None of the Convertible Notes were converted into shares of the Company’s common stock while they were outstanding.

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
As of June 30, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
No shares of the Company’s common stock were repurchased during the three and six months ended June 30, 2026.
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

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2026	2025	2026	2025
AR PENN Master Lease	$73.1	$72.0	$146.2	$144.1
2023 Master Lease	66.1	59.8	132.3	119.6
Pinnacle Master Lease	86.9	87.4	174.3	174.8
VICI Master Lease (1)	20.2	—	40.4	—
Margaritaville Lease (1)	—	6.7	—	13.4
Greektown Lease (1)	—	13.3	—	26.5
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$247.1	$240.0	$494.8	$480.0
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on the unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to the unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” “look forward to,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Segment Adjusted EBITDAR, Consolidated Adjusted EBITDA, and other financial measures; the assumptions provided regarding the guidance, including the anticipated benefits and timing of the Company’s development projects, other expected internal drivers and external tailwinds; the Company’s expectations regarding cash flow generation and near-term deleveraging; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks (including prediction markets), iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products; the future success of theScore Bet, theScore Casino, Hollywood iCasino and its other digital offerings; the Company’s expectations with respect to share repurchases; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other retail and online gaming and sports betting, entertainment and sports content experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to realize the anticipated benefits of our realigned digital strategy; our ability to attract and retain user adoption of theScore Bet, theScore Casino, and Hollywood iCasino apps in a rapidly evolving and highly competitive market; the outcome of any legal proceedings that may be instituted against the Company, or its respective directors, officers or employees; the ability of the Company to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; adverse outcomes of litigation involving the Company; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of June 30, 2026, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.4 billion, consisting of a $446.9 million Amended Term Loan A Facility and a $960.0 million Amended Term Loan B Facility. As of June 30, 2026, we had $976.1 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of June 30, 2026 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	7/1/29 -6/30/30	7/1/30 - 6/30/31	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$600.0	$—	$600.0	$601.5
Average interest rate					6.750%
Fixed rate	$400.0	$—	$—	$—	$—	$—	$400.0	$399.5
Average interest rate	5.625%
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$382.0
Average interest rate				4.125%
Variable rate	$32.3	$32.3	$32.3	$32.3	$367.7	$910.0	$1,406.9	$1,394.9
Average interest rate (1)	5.917%	5.765%	5.658%	5.646%	5.641%	6.159%
(1)Estimated rate, reflective of forward SOFR as of June 30, 2026 plus the margin over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and six months ended June 30, 2026, we incurred unrealized foreign currency translation adjustment losses of $17.0 million and $27.4 million, respectively, compared to unrealized foreign currency translation adjustment gains of $92.3 million and $92.0 million for the three and six months ended June 30, 2025, respectively, as reported in “Foreign currency translation adjustment” within the unaudited Consolidated Statements of Comprehensive Income.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the six months ended June 30, 2026. As of June 30, 2026, the remaining availability under our October 2025 Authorization was $750.0 million.
The following table presents shares withheld to pay taxes due upon the vesting of employee restricted stock.

	Total Number of Shares Withheld	Average Price Per Share
April 1, 2026 - April 30, 2026	48,370	$16.05
May 1, 2026 - May 31, 2026	30,599	$15.87
June 1, 2026 - June 30, 2026	—	$—
Total	78,969	$15.98
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Fourth Amendment, dated as of May 28, 2026, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America. N.A., as administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2026 (SEC File No. 000-24206).

10.2*	PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN Entertainment, Inc.
Dated:	August 6, 2026	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)