Form 10-Q
period 2026-09-30
PENN Entertainment, Inc.
filed 2026-11-05
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 29, 2026, the number of shares of the registrant’s common stock outstanding was 134,253,794 (including 98,920 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,044.8	$686.6
Accounts receivable, net	240.4	254.2
Prepaid expenses	120.9	151.7
Other current assets	52.3	73.6
Total current assets	1,458.4	1,166.1
Property and equipment, net	3,441.9	3,717.3
Investment in and advances to unconsolidated affiliates	77.1	79.4
Goodwill	1,764.4	1,786.6
Other intangible assets, net	1,375.5	1,404.8
Operating lease right-of-use assets	3,776.2	3,966.1
Finance lease right-of-use assets	1,883.9	1,924.3
Other assets	217.5	223.9
Total assets	$13,994.9	$14,268.5

Liabilities
Current liabilities
Accounts payable	$57.5	$54.2
Current maturities of long-term debt	33.1	38.2
Current portion of financing obligations	47.5	45.8
Current portion of operating lease liabilities	422.0	386.0
Current portion of finance lease liabilities	55.6	45.7
Accrued expenses and other current liabilities	902.7	905.6
Total current liabilities	1,518.4	1,475.5
Long-term debt, net of current maturities, debt discounts, and debt issuance costs	2,735.2	2,848.9
Long-term portion of financing obligations	2,262.3	2,297.8
Long-term portion of operating lease liabilities	3,376.2	3,592.4
Long-term portion of finance lease liabilities	1,994.0	2,017.4
Deferred income taxes	125.2	87.8
Other long-term liabilities	86.4	121.2
Total liabilities	12,097.7	12,441.0
Commitments and contingencies (Note 9)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 179,328,908 and 177,841,991 shares issued, and 134,071,175 and 132,584,258 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized and issued in both periods, 98,920 and 379,821 shares outstanding)	—	—
Treasury stock, at cost (45,257,733 shares in both periods)	(1,137.2)	(1,137.2)
Additional paid-in capital	4,689.1	4,652.8
Accumulated deficit	(1,426.3)	(1,490.1)
Accumulated other comprehensive loss	(222.3)	(193.3)
Total PENN Entertainment, Inc. stockholders’ equity	1,905.1	1,834.0
Non-controlling interest	(7.9)	(6.5)
Total stockholders’ equity	1,897.2	1,827.5
Total liabilities and stockholders’ equity	$13,994.9	$14,268.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues
Gaming	$1,371.2	$1,325.2	$4,102.1	$3,991.2
Food, beverage, hotel, and other	468.8	392.1	1,374.3	1,163.6
Total revenues	1,840.0	1,717.3	5,476.4	5,154.8
Operating expenses
Gaming	815.0	852.4	2,456.2	2,575.9
Food, beverage, hotel, and other	345.5	284.2	1,008.6	831.1
General and administrative	420.4	417.9	1,289.1	1,231.2
Depreciation and amortization	123.8	114.2	358.6	332.7
Impairment losses	8.0	825.0	8.0	840.0
Total operating expenses	1,712.7	2,493.7	5,120.5	5,810.9
Operating income (loss)	127.3	(776.4)	355.9	(656.1)
Other income (expenses)
Interest expense, net	(105.8)	(97.2)	(307.7)	(303.9)
Interest income	3.7	2.3	7.6	7.6
Income from unconsolidated affiliates	9.3	8.2	26.2	29.1
Gain on financing arrangement	—	—	—	215.1
Loss on early extinguishment of debt	—	—	(1.8)	(11.8)
Other	(0.2)	3.3	(0.3)	7.5
Total other expenses	(93.0)	(83.4)	(276.0)	(56.4)
Income (loss) before income taxes	34.3	(859.8)	79.9	(712.5)
Income tax expense	(1.7)	(5.3)	(17.5)	(59.4)
Net income (loss)	32.6	(865.1)	62.4	(771.9)
Net loss attributable to non-controlling interest	0.4	0.5	1.4	1.7
Net income (loss) attributable to PENN Entertainment, Inc.	$33.0	$(864.6)	$63.8	$(770.2)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.25	$(6.03)	$0.48	$(5.20)
Diluted earnings (loss) per share	$0.24	$(6.03)	$0.47	$(5.20)

Weighted-average common shares outstanding—basic	133.9	143.5	133.7	148.2
Weighted-average common shares outstanding—diluted	135.4	143.5	137.0	148.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$32.6	$(865.1)	$62.4	$(771.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.6)	(38.2)	(29.0)	53.8
Other comprehensive income (loss)	(1.6)	(38.2)	(29.0)	53.8
Total comprehensive income (loss)	31.0	(903.3)	33.4	(718.1)
Comprehensive loss attributable to non-controlling interest	0.4	0.5	1.4	1.7
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$31.4	$(902.8)	$34.8	$(716.4)
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2026 and 2025
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of July 1, 2026	—	$—	133,858,432	$1.8	98,920	$—	$(1,137.2)	$4,676.7	$(1,459.3)	$(220.7)	$1,861.3	$(7.5)	$1,853.8
Share-based compensation arrangements	—	—	212,743	—	—	—	—	15.6	—	—	15.6	—	15.6
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Net income (loss)	—	—	—	—	—	—	—	—	33.0	—	33.0	(0.4)	32.6
Other	—	—	—	—	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balance as of September 30, 2026	—	$—	134,071,175	$1.8	98,920	$—	$(1,137.2)	$4,689.1	$(1,426.3)	$(222.3)	$1,905.1	$(7.9)	$1,897.2

Balance as of July 1, 2025	—	$—	145,452,528	$1.8	380,478	$—	$(895.8)	$4,597.7	$(552.6)	$(163.0)	$2,988.1	$(5.5)	$2,982.6
Share-based compensation arrangements	—	—	231,410	—	—	—	—	16.8	—	—	16.8	—	16.8
Share repurchases	—	—	(7,965,282)	—	—	—	(154.1)	—	—	—	(154.1)	—	(154.1)
Exchangeable share conversions	—	—	537	—	(537)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	14.5	—	—	14.5	—	14.5
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(38.2)	(38.2)	—	(38.2)
Net loss	—	—	—	—	—	—	—	—	(864.6)	—	(864.6)	(0.5)	(865.1)
Other	—	—	—	—	—	—	(1.4)	(2.3)	—	—	(3.7)	—	(3.7)
Balance as of September 30, 2025	—	$—	137,719,193	$1.8	379,941	$—	$(1,051.3)	$4,626.7	$(1,417.2)	$(201.2)	$1,958.8	$(6.0)	$1,952.8

	Nine Months Ended September 30, 2026 and 2025
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2026	—	$—	132,584,258	$1.8	379,821	$—	$(1,137.2)	$4,652.8	$(1,490.1)	$(193.3)	$1,834.0	$(6.5)	$1,827.5
Share-based compensation arrangements	—	—	1,206,016	—	—	—	—	47.2	—	—	47.2	—	47.2
Exchangeable share conversions	—	—	280,901	—	(280,901)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(29.0)	(29.0)	—	(29.0)
Net income (loss)	—	—	—	—	—	—	—	—	63.8	—	63.8	(1.4)	62.4
Other	—	—	—	—	—	—	—	(10.9)	—	—	(10.9)	—	(10.9)
Balance as of September 30, 2026	—	$—	134,071,175	$1.8	98,920	$—	$(1,137.2)	$4,689.1	$(1,426.3)	$(222.3)	$1,905.1	$(7.9)	$1,897.2

Balance as of January 1, 2025	—	$—	152,229,171	$1.8	466,534	$—	$(779.5)	$4,542.4	$(647.0)	$(255.0)	$2,862.7	$(4.3)	$2,858.4
Share-based compensation arrangements	—	—	618,060	—	—	—	—	48.5	—	—	48.5	—	48.5
Share repurchases	—	—	(15,214,631)	—	—	—	(269.4)	—	—	—	(269.4)	—	(269.4)
Exchangeable share conversions	—	—	86,593	—	(86,593)	—	—	—	—	—	—	—	—
Investment Agreement warrants	—	—	—	—	—	—	—	43.0	—	—	43.0	—	43.0
Currency translation adjustment	—	—	—	—	—	—	—	—	—	53.8	53.8	—	53.8
Net loss	—	—	—	—	—	—	—	—	(770.2)	—	(770.2)	(1.7)	(771.9)
Other	—	—	—	—	—	—	(2.4)	(7.2)	—	—	(9.6)	—	(9.6)
Balance as of September 30, 2025	—	$—	137,719,193	$1.8	379,941	$—	$(1,051.3)	$4,626.7	$(1,417.2)	$(201.2)	$1,958.8	$(6.0)	$1,952.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2026	2025
Operating activities
Net income (loss)	$62.4	$(771.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	358.6	332.7
Non-cash operating lease expense	308.4	266.0
Income from unconsolidated affiliates	(26.2)	(29.1)
Return on investment from unconsolidated affiliates	29.0	28.5
Deferred income taxes	38.3	55.5
Stock-based compensation	47.2	48.5
Investment Agreement warrant expense	—	43.0
Impairment losses	8.0	840.0
Gain on financing arrangement	—	(215.1)
Loss on early extinguishment of debt	1.8	11.8
Changes in operating assets and liabilities
Accounts receivable	12.5	24.3
Prepaid expenses and other current assets	33.6	11.8
Other assets	1.0	(13.8)
Accounts payable	11.0	7.5
Accrued expenses	25.7	1.0
Income taxes	19.3	(2.1)
Operating lease liabilities	(298.6)	(254.6)
Other current and long-term liabilities	(28.5)	(17.5)
Other	22.9	34.5
Net cash provided by operating activities	626.4	401.0
Investing activities
Capital expenditures	(251.2)	(457.3)
Proceeds from sale-and-leaseback transactions in conjunction with development projects	216.3	130.0
Proceeds from sale of investments	—	17.8
Consideration paid for gaming licenses and other intangible assets	(28.6)	(29.3)
Other	30.1	35.5
Net cash used in investing activities	(33.4)	(303.3)

	For the nine months ended September 30,
(in millions)	2026	2025
Financing activities
Proceeds from revolving credit facility	235.0	727.5
Repayments of revolving credit facility	(805.0)	(217.5)
Proceeds from issuance of term loans, net of discount	1,404.5	—
Proceeds from issuance of bonds	600.0	—
Repayments on credit facilities	(1,406.9)	—
Repayment and repurchases of convertible debt	(106.7)	(223.8)
Principal payments on long-term debt	(20.0)	(28.2)
Debt issuance costs	(26.6)	—
Principal payments on financing obligations	(34.1)	(32.4)
Principal payments on finance leases	(41.0)	(39.8)
Repurchases of common stock	—	(269.4)
Proceeds from insurance financing	7.2	—
Payments on insurance financing	(26.2)	(27.1)
Other	(11.9)	(18.3)
Net cash used in financing activities	(231.7)	(129.0)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(2.0)	(0.4)
Change in cash, cash equivalents, and restricted cash	359.3	(31.7)
Cash, cash equivalents, and restricted cash at the beginning of the year	714.8	723.8
Cash, cash equivalents, and restricted cash at the end of the period	$1,074.1	$692.1

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,044.8	$660.1
Restricted cash included in Other current assets	28.1	30.8
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$1,074.1	$692.1

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$291.6	$292.2
Cash payments (refunds) related to income taxes, net	$(15.3)	$6.0

Non-cash activities:
Accrued capital expenditures	$28.4	$62.8
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

The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our OSB, iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations.
See Note 13, “Segment Information” and Note 6, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	AR PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	AR PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	2023 Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	VICI Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	AR PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease (1)
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	AR PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	2023 Master Lease
Hollywood Casino at The Meadows	Washington, Pennsylvania	2023 Master Lease
Hollywood Casino Toledo	Toledo, Ohio	2023 Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	AR PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	AR PENN Master Lease
Marquee by PENN (2)	Pennsylvania	N/A
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	AR PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	AR PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown Casino New Orleans	Harvey, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	AR PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	AR PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	VICI Master Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort Spa Casino	Henderson, Nevada	2023 Master Lease
Zia Park Casino	Hobbs, New Mexico	AR PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	AR PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	AR PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	2023 Master Lease
Hollywood Casino Joliet	Joliet, Illinois	2023 Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - Joint Venture
Hollywood Casino St. Louis	Maryland Heights, Missouri	AR PENN Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Food and beverage	$65.0	$61.5	$191.9	$182.4
Hotel	42.4	35.6	114.0	105.6
Other	2.1	2.4	6.1	6.2
Total complimentaries associated with gaming contracts	$109.5	$99.5	$312.0	$294.2
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
The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, was $26.7 million and $29.8 million as of September 30, 2026 and December 31, 2025, respectively, and consisted primarily of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.

The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space; (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”); (iii) money deposited in an online wallet not yet wagered; (iv) money deposited in an online wallet for pending and concluded wagers not yet withdrawn; (v) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering; (vi) outstanding chip liabilities; and (vii) unclaimed jackpots. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $114.9 million and $133.7 million as of September 30, 2026 and December 31, 2025, respectively, and are included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, which enters into multi-year agreements with third-party OSB and/or iCasino partners for OSB and iCasino market access across our portfolio of properties.
As of September 30, 2026 and December 31, 2025, our deferred revenue balance was $35.3 million and $34.1 million, respectively, the majority of which is included in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, we recognized revenue of $1.6 million and $5.0 million, respectively, that was included in the December 31, 2025 deferred revenue balance. During the three and nine months ended September 30, 2025, we recognized revenue of $1.2 million and $5.9 million, respectively, that was included in the December 31, 2024 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations were $52.8 million and $85.1 million for the three months ended September 30, 2026 and 2025, respectively, and $136.3 million and $270.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2025, advertising expense included media marketing services and brand and other rights provided by ESPN, Inc. and ESPN Enterprises Inc. (together, “ESPN”) pursuant to the Sportsbook Agreement (the “Sportsbook Agreement”) which was terminated on November 5, 2025.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party OSB and/or iCasino partners to conduct OSB and iCasino operations under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $693.5 million and $630.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 billion and $1.9 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 introduces optional relief for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC Topic 606, “Revenue from Contracts with Customers.” The guidance allows entities to apply a practical expedient assuming current conditions persist over the asset’s life, and for certain non-public entities, to consider post-balance sheet cash collections when estimating credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and was adopted on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on our unaudited Consolidated Financial Statements.
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

	For the three months ended September 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$629.5	$216.0	$99.4	$299.7	$126.6	$—	$—	$1,371.2
Food and beverage	37.3	39.4	21.9	20.0	—	0.6	—	119.2
Hotel	18.5	26.9	20.9	13.3	—	—	—	79.6
Other	23.0	9.5	5.3	8.9	221.8	3.4	(1.9)	270.0
Total revenues	$708.3	$291.8	$147.5	$341.9	$348.4	$4.0	$(1.9)	$1,840.0

	For the three months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$617.2	$215.2	$98.4	$265.1	$129.3	$—	$—	$1,325.2
Food and beverage	36.7	39.0	19.0	15.7	—	0.6	—	111.0
Hotel	14.0	26.1	16.4	9.9	—	—	—	66.4
Other	22.6	10.7	4.5	7.6	168.4	3.5	(2.6)	214.7
Total revenues	$690.5	$291.0	$138.3	$298.3	$297.7	$4.1	$(2.6)	$1,717.3

	For the nine months ended September 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,899.7	$653.7	$299.7	$857.1	$391.9	$—	$—	$4,102.1
Food and beverage	114.3	113.3	66.6	54.8	—	3.6	—	352.6
Hotel	44.9	76.4	62.2	31.6	—	—	—	215.1
Other	68.1	31.5	16.4	24.9	664.1	11.2	(9.6)	806.6
Total revenues	$2,127.0	$874.9	$444.9	$968.4	$1,056.0	$14.8	$(9.6)	$5,476.4

	For the nine months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,863.5	$660.8	$287.2	$781.3	$398.4	$—	$—	$3,991.2
Food and beverage	113.2	112.0	55.6	47.6	—	3.2	—	331.6
Hotel	39.8	77.2	48.8	27.7	—	—	—	193.5
Other	66.5	31.5	14.1	21.6	505.5	11.9	(12.6)	638.5
Total revenues	$2,083.0	$881.5	$405.7	$878.2	$903.9	$15.1	$(12.6)	$5,154.8
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $191.4 million and $139.5 million for the three months ended September 30, 2026 and 2025, respectively, and $562.7 million and $405.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 5—Long-Term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and debt issuance costs:

(in millions)	September 30, 2026	December 31, 2025
Amended Credit Facilities:
Amended Revolving Credit Facility due 2031	$—	$—
Amended Term Loan A Facility due 2031	441.3	—
Amended Term Loan B Facility due 2033	957.5	—
Amended Revolving Credit Facility due 2027	—	570.0
Amended Term Loan A Facility due 2027	—	453.8
Amended Term Loan B Facility due 2029	—	965.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
6.75% Notes due 2031	600.0	—
2.75% Convertible Notes due 2026	—	106.7
Other long-term obligations	7.8	8.6
	2,806.6	2,904.1
Less: Current maturities of long-term debt	(33.1)	(38.2)
Less: Debt discounts and debt issuance costs	(38.3)	(17.0)
	$2,735.2	$2,848.9
The following is a schedule of future minimum repayments of long-term debt as of September 30, 2026:

(in millions)
Years ending December 31:
2026 (excluding the nine months ended September 30, 2026)	$8.1
2027	433.1
2028	33.1
2029	433.2
2030	33.2
Thereafter	1,865.9
Total minimum payments	$2,806.6
Amended Credit Facilities
On May 3, 2022, the Company entered into an agreement with its various lenders to amend and restate its previous credit agreement (the “Second Amended and Restated Credit Agreement”), which provides for a revolving credit facility (the “Amended Revolving Credit Facility”), a term loan A facility (the “Amended Term Loan A Facility”), and a term loan B facility (the “Amended Term Loan B Facility”) (collectively, the “Amended Credit Facilities”). Borrowings under these facilities bear interest, at the Company’s option, at either an adjusted secured overnight financing rate (“Term SOFR”) or a base rate, plus an applicable margin.
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on assets, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments, and prepay certain subordinated indebtedness. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain customary affirmative covenants and events of default, including a change of control and certain termination and default events under the Master Leases, as discussed in Note 6, “Leases.”

Amended Revolving Credit Facility and Amended Term Loan A Facility
On April 16, 2026, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Amendment Agreement”), which among other things, refinanced and extended the maturity of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility. The Amended Revolving Credit Facility and Amended Term Loan A Facility mature in April 2031.
The applicable margin for each of the Amended Revolving Credit Facility and the Amended Term Loan A Facility ranges from 1.50% to 2.25% per annum for Term SOFR loans and 0.50% to 1.25% per annum for base rate loans, depending on the Company’s total net leverage ratio. The Company pays a commitment fee of 0.20% to 0.35% on unused commitments, also dependent on its total net leverage ratio. The Third Amendment Agreement eliminated the credit spread adjustment applicable to Term SOFR borrowings under these facilities; the applicable interest rate margins were otherwise unchanged. Following the refinancing, borrowing capacity under the Amended Revolving Credit Facility is available for future working capital and other general corporate purposes.
As of September 30, 2026, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $976.1 million of available borrowing capacity under the Amended Revolving Credit Facility.
Amended Term Loan B Facility
On May 28, 2026, the Company entered into a Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment Agreement”), which extended the maturity of the $962.5 million Amended Term Loan B Facility to May 2033 and reduced the applicable interest rate margins by 50 basis points to 2.00% per annum for Term SOFR loans and 1.00% for base rate loans. The facility is subject to a Term SOFR floor of 0.50% per annum and a base rate floor of 1.50% per annum.
In connection with the Third Amendment Agreement and Fourth Amendment Agreement, the Company recorded $16.3 million of debt issuance costs. Additionally, the Company recorded a $2.4 million original issue discount associated with the Amended Term Loan B Facility. Both the debt issuance costs and original issue discount will be amortized to interest expense over the remaining terms of the respective facilities.
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
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”). The 5.625% Notes were issued at par and interest is payable semi-annually on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes. As of September 30, 2026, the 5.625% Notes are scheduled to mature within the next twelve months. However, the Company has classified this obligation as long-term based on its intent and ability to refinance on a long-term basis.

2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that matured, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
On June 13, 2025, the Company entered into an agreement with certain holders of the Convertible Notes to repurchase $223.8 million aggregate principal amount of the Convertible Notes. As a result of the repurchases on June 20, 2025, the Company recorded an $11.8 million loss on the early extinguishment of debt during the nine months ended September 30, 2025, which is included in “Loss on early extinguishment of debt” within the unaudited Consolidated Statements of Operations.
In May 2026, the Company repaid the remaining $106.7 million principal balance of the Convertible Notes. As of September 30, 2026, the Company had no outstanding balance on the Convertible Notes. None of the Convertible Notes were converted into shares of the Company’s common stock while they were outstanding.
Interest expense, net
The table below presents interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense	$106.0	$110.4	$322.1	$338.3
Capitalized interest	(0.2)	(13.2)	(14.4)	(34.4)
Interest expense, net	$105.8	$97.2	$307.7	$303.9
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
As of September 30, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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

AR PENN Master Lease
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent. Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal periods of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease, along with the 2023 Master Lease (as defined and discussed below), are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
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
As a result of the annual escalator, effective November 1, 2026, for the lease year ending October 31, 2026, the fixed component of rent increased by $4.4 million. The next AR PENN Percentage Rent reset is scheduled to occur on November 1, 2028.
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
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is through April 30, 2051, which is inclusive of all renewal periods.
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
We did not incur an annual escalator for the lease year ended April 30, 2026. The next annual escalator test date is scheduled to occur on May 1, 2027. Additionally, on May 1, 2026, the Pinnacle Percentage Rent reset resulted in an annual rent decrease of $3.2 million which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2028. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2026, we recognized an additional ROU asset and corresponding lease liability of $26.6 million associated with the finance lease components.
Other Triple Net Leases with REIT Landlords
VICI Master Lease
On December 4, 2025, the Company entered into a triple net master lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) (“VICI Master Lease”) which amended and restated the Margaritaville Lease and the Greektown Lease (both as defined below) into a single combined lease. The VICI Master Lease has an initial term through May 23, 2034, with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. Upon execution of the VICI Master Lease, initial annual rent was set at $80.7 million, representing the aggregate annual rent under the Margaritaville Lease and the Greektown Lease in effect immediately prior to December 4, 2025. Effective June 1, 2026, annual rent increased by 1.0% to $81.5 million. As defined within the VICI Master Lease, beginning June 1, 2027 and annually thereafter, master lease rent is subject to an escalator of 1.0% each June 1, if a Net Revenue to Rent Ratio (as defined in the VICI Master Lease) of 5.33:1 is achieved.
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
With respect to the December 4, 2025 lease modification, we concluded that the lease term ends on May 23, 2034, the expiration of the initial 15-year lease period, and that the four optional five-year renewal periods are not included in the lease term. As the Company continues to transition from a leading retail gaming operator to a diversified provider of integrated entertainment, sports content, and casino gaming experiences, the execution of its omni-channel strategy has diversified earnings streams and does not provide reasonable assurance that the renewal options will be exercised.
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
The initial term of the Morgantown Lease is 20 years with six subsequent, five-year renewal periods, exercisable at the Company’s option. Initial annual rent under the Morgantown Lease is $3.0 million, subject to a 1.50% fixed annual escalation in each of the first three years subsequent to the facility opening, which occurred on December 22, 2021. Thereafter, the lease will be subject to an annual escalator consisting of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. All improvements made on the land, including the constructed building, will be owned by the Company while the lease is in effect; however, on the expiration or termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI.
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC Topic 470, “Debt” and continue to recognize the underlying land asset in “Property and equipment, net” within our unaudited Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
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

The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of September 30, 2026:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2026 (excluding the nine months ended September 30, 2026)	$168.0	$40.4	$41.6
2027	675.6	161.4	166.6
2028	674.7	151.9	166.7
2029	654.6	147.1	166.7
2030	658.4	147.0	166.7
Thereafter	2,314.0	2,980.2	3,496.5
Total lease payments	5,145.3	3,628.0	4,204.8
Less: Imputed interest	(1,347.1)	(1,578.4)	(1,895.0)
Present value of future lease payments	3,798.2	2,049.6	2,309.8
Less: Current portion of lease obligations	(422.0)	(55.6)	(47.5)
Long-term portion of lease obligations	$3,376.2	$1,994.0	$2,262.3
Total payments made under our Triple Net Leases were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
AR PENN Master Lease	$73.1	$72.0	$219.3	$216.1
2023 Master Lease	70.9	61.5	203.2	181.1
Pinnacle Master Lease	86.6	87.4	260.9	262.2
VICI Master Lease (1)	20.4	—	60.8	—
Margaritaville Lease (1)	—	6.7	—	20.1
Greektown Lease (1)	—	13.5	—	40.0
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$251.8	$241.9	$746.6	$721.9
(1)Prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.
Information related to lease term and discount rate was as follows:

	September 30, 2026	December 31, 2025
Weighted-Average Remaining Lease Term
Operating leases	8.5 years	9.2 years
Finance leases	24.5 years	25.3 years
Financing obligations	24.9 years	25.6 years

Weighted-Average Discount Rate
Operating leases	7.1%	7.1%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2026	2025	2026	2025
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$167.9	$158.1	$494.4	$470.0
Operating lease cost (2)	Primarily General and administrative	4.4	4.1	12.7	12.4
Short-term lease cost	Primarily Gaming expenses	25.9	26.0	76.8	75.3
Variable lease cost (2)	Primarily Gaming expenses	0.8	0.8	2.4	2.3
Total		$199.0	$189.0	$586.3	$560.0

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$26.9	$27.3	$80.8	$82.4
Amortization of ROU assets (3)	Depreciation and amortization	22.5	22.7	67.9	68.2
Total		$49.4	$50.0	$148.7	$150.6

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$35.9	$36.9	$108.8	$111.1
(1)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to September 30, 2025); (iv) Greektown Lease (for the period January 1, 2025 to September 30, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to September 30, 2026).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(3)Pertains to finance lease components associated with the Pinnacle Master Lease (land).
(4)Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the nine months ended September 30,
(in millions)	2026	2025
Non-cash lease activities:
Commencement of operating leases	$118.9	$306.9
Derecognition of operating lease liabilities	$—	$122.2
Commencement of finance leases	$27.5	$0.9
Note 7—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2026, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of September 30, 2026 and December 31, 2025, our investment in Kansas Entertainment was $75.4 million and $77.8 million, respectively. During the three months ended September 30, 2026 and 2025, the Company received distributions from Kansas Entertainment totaling $11.3 million and $10.5 million, respectively, and $29.0 million and $28.5 million for the nine months ended September 30, 2026, and 2025, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.

The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly affected the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of September 30, 2026 and December 31, 2025, nor the results of operations for the three and nine months ended September 30, 2026 and 2025.
Note 8—Income Taxes
The Company calculates its provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items are recognized in the period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 3.5% and 13.1% for the three and nine months ended September 30, 2026, respectively, compared to (56.7)% and 32.2% for the three and nine months ended September 30, 2025, respectively.
The changes in the effective tax rate for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily driven by (i) the exclusion of certain foreign losses for which no tax benefit can be recognized in the Company’s worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state income taxes; and (iv) changes in uncertain tax positions. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of the Company’s earnings, changes in its valuation allowance assessment, and other factors, including the Company’s historical and projected pre-tax earnings, which are considered in evaluating the realizability of deferred tax assets.
As of each reporting date, the Company evaluates all available positive and negative evidence in assessing the realizability of deferred tax assets, in accordance with ASC Topic 740, “Income Taxes.” As of September 30, 2026, the Company continues to maintain a valuation allowance on deferred tax assets not considered “more likely than not” to be realized. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period the release is recorded. The timing and amount of any reversal will depend on actual earnings achieved in 2026 and projected future income levels.
As of September 30, 2026 and December 31, 2025, the Company had prepaid income taxes of $16.4 million and $35.7 million, respectively, which were included in “Prepaid expenses” within the unaudited Consolidated Balance Sheets.
On June 29, 2026, the Indiana Supreme Court ruled in the Company’s favor with respect to its Indiana wagering tax add-back position for the 2015 through 2017 tax years, reversing a prior decision of the Indiana Tax Court. As a result of the ruling, the Company recognized a discrete tax benefit during the second quarter of 2026 related to the 2015 through 2017 tax years. During the third quarter of 2026, the Company was notified by the Indiana Department of Revenue (“DOR”) that the 2018 through 2021 tax years will be reassessed consistent with the Supreme Court ruling. As a result, the Company reversed the previously recorded unrecognized tax benefits and corresponding accrued interest, which was recognized as a discrete tax benefit during the third quarter of 2026 related to the 2018 through 2021 tax years. The Company continues to maintain reserves associated with remaining open tax years pending further resolution of those periods with the DOR.
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

The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of September 30, 2026 and December 31, 2025, the Company has recorded a liability of $38.7 million and $39.5 million, respectively, for this agreement. Liabilities associated with the indemnification are recorded at fair value in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. See Note 12, “Fair Value Measurements” for more information.
Note 10—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 shares of common stock with a par value of $0.01, and 697,539 exchangeable shares, par value $0.01 (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards issued as Exchangeable Shares once the shares vest or are exercised. In addition, the Company will redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. On October 15, 2026, the Company provided notice of its election to redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock, which redemption will occur on or about December 15, 2026.
The Company did not issue any Exchangeable Shares during the three and nine months ended September 30, 2026 and 2025, respectively. As of both September 30, 2026 and December 31, 2025, there were 768,441 Exchangeable Shares authorized, of which 98,920 shares and 379,821 shares were outstanding, respectively.
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
No shares of the Company’s common stock were repurchased during the three and nine months ended September 30, 2026.
During the three months ended September 30, 2025, the Company repurchased 7,965,282 shares of its common stock for $154.1 million at an average price of $19.34 per share. During the nine months ended September 30, 2025, the Company repurchased 15,214,631 shares of its common stock for $269.4 million at an average price of $17.70 per share. All shares repurchased in 2025 were purchased in open market transactions under the prior $750.0 million authorization approved on December 6, 2022.
The cost of all repurchased shares is recorded as “Treasury stock” within the unaudited Consolidated Balance Sheets.
2022 Long Term Incentive Compensation Plan
The 2022 Long Term Incentive Compensation Plan, which was approved by the Company’s shareholders on June 7, 2022, authorizes the Company to issue stock options, stock appreciation rights, restricted stock, performance awards, and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all awards other than incentive stock options. Shareholders approved amendments to the plan on June 6, 2023, June 17, 2025, and June 16, 2026. The June 16, 2026 amendment increased the number of shares by 4,000,000, for a total of 26,067,275 shares reserved for issuance. Equity-settled awards count against the limit on a one-for-one basis, while awards not settled in common stock do not. As of September 30, 2026, 9,994,112 shares remained available for future grants.

Performance Share Program
The Company’s performance share programs were adopted to provide certain key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
During the nine months ended September 30, 2026, the Company granted 726,565 restricted units, at target, subject to service and performance conditions and a market condition. The awards granted in 2026 are subject to a three-year performance period over a three-year service period. No units are earned prior to vesting, except as provided under the retirement provisions in the applicable award agreement. The number of units earned may be between 0% and 200% of target units granted depending on the achievement of a specified financial performance goal, subject to further adjustment (±20%) based on the Company’s relative total shareholder return “TSR” for the three-year performance period compared to a specified stock market index. The TSR modifier also incorporates a downside safeguard, such that no upward TSR modifier will apply if the three-year absolute TSR is negative.
During the nine months ended September 30, 2025, the Company granted 1,254,323 restricted units, at target, subject to service and performance conditions. The awards granted in 2025 are subject to a three-year performance period over a three-year service period. No units are earned prior to vesting, except as provided under the retirement provisions in the applicable award agreement. The number of units earned may be between 0% and 200% of target units granted depending on the achievement of specified performance goals.
Note 11— Earnings (Loss) Per Share
We recorded net income attributable to PENN for both of the three and nine months ended September 30, 2026. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share. The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2026.

	For the three months ended September 30,	For the nine months ended September 30,
(in millions)	2026	2026
Weighted-average common shares outstanding	133.9	133.7
Assumed conversion of:
Dilutive restricted stock	1.5	1.1
Convertible debt (1)	—	2.2
Weighted-average common shares outstanding - Diluted	135.4	137.0
(1)See Note 5, “Long-Term Debt” for details regarding the repayment of the Convertible Notes.
Restricted stock with performance and market based vesting conditions that were not met as of September 30, 2026 were excluded from the computation of diluted EPS.
For the three and nine months ended September 30, 2025, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. There are no reconciling items between the weighted-average common shares outstanding for basic and diluted EPS calculations for the period in which we recorded a net loss. Restricted stock and convertible debt that could potentially dilute basic EPS in the future, that are not included in the computation of diluted loss per share, are as follows:

	For the three months ended September 30,	For the nine months ended September 30,
(in millions)	2025	2025
Assumed conversion of dilutive restricted stock	0.8	0.5
Assumed conversion of convertible debt	4.6	10.5

Anti-dilutive equity-based awards are excluded from the computation of diluted EPS, and primarily consist of stock options awarded under the Company’s previous and current long-term incentive compensation plans and warrants previously issued (“Initial Warrants”) under the terms of the Investment Agreement between PENN and ESPN, entered into on August 8, 2023 (the “Investment Agreement”). The prior year periods included warrants outstanding prior to the November 5, 2025 amendment to the Investment Agreement, pursuant to which the Initial Warrants were deemed vested through and including February 8, 2026. The remaining unvested warrants were forfeited and cancelled for no consideration.
Anti-dilutive options and warrants to purchase 12.3 million and 13.7 million shares were outstanding during the three and nine months ended September 30, 2026, respectively, and 37.0 million shares were outstanding during both the three and nine months ended September 30, 2025.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 10, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$33.0	$(864.6)	$63.8	$(770.2)
Weighted-average shares outstanding — PENN Entertainment, Inc.	133.8	143.1	133.6	147.8
Weighted-average shares outstanding — Exchangeable Shares	0.1	0.4	0.1	0.4
Weighted-average common shares outstanding — basic	133.9	143.5	133.7	148.2
Basic earnings (loss) per share	$0.25	$(6.03)	$0.48	$(5.20)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$33.0	$(864.6)	$63.8	$(770.2)
Interest expense, net of tax (1):
Convertible Notes	—	—	0.9	—
Diluted income (loss) applicable to common stock	$33.0	$(864.6)	$64.7	$(770.2)
Weighted-average common shares outstanding — diluted	135.4	143.5	137.0	148.2
Diluted earnings (loss) per share	$0.24	$(6.03)	$0.47	$(5.20)
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
The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The fair value of the Company’s trade accounts receivable and payable approximates the carrying amounts.

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
Indemnification Liability
As of September 30, 2026 and December 31, 2025, other liabilities include a tax indemnification balance of $38.7 million and $39.5 million, respectively, as described in Note 9, “Commitments and Contingencies.” Liabilities associated with the indemnification are recorded in “Other long-term liabilities” within the unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of September 30, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a third-party technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. On February 2, 2026, the Company amended the terms of the convertible notes to extend the maturity date to March 2029. As of both periods ended September 30, 2026 and December 31, 2025, the balance of the convertible notes was $26.4 million, which is reported in “Other assets” within our unaudited Consolidated Balance Sheets. The fair value of the convertible notes was determined using valuation models that utilize Level 3 measurements.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2026
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,044.8	$1,044.8	$1,044.8	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,372.8	$1,387.4	$—	$1,387.4	$—
5.625% Notes	$400.0	$400.0	$—	$400.0	$—
4.125% Notes	$397.0	$375.0	$—	$375.0	$—
6.75% Notes	$590.7	$574.5	$—	$574.5	$—
Other long-term obligations	$7.8	$7.0	$—	$7.0	$—
Other liabilities	$41.9	$41.8	$—	$2.6	$39.2

	December 31, 2025
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$686.6	$686.6	$686.6	$—	$—
Available-for-sale debt securities	$26.4	$26.4	$—	$—	$26.4
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,975.8	$1,993.0	$—	$1,993.0	$—
5.625% Notes	$399.8	$399.0	$—	$399.0	$—
4.125% Notes	$396.4	$368.0	$—	$368.0	$—
Convertible Notes	$106.5	$105.6	$—	$105.6	$—
Other long-term obligations	$8.6	$7.3	$—	$7.3	$—
Other liabilities	$42.8	$42.8	$—	$2.7	$40.1
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of September 30, 2026:

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
The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of our standalone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead expenses, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that have not otherwise been allocated.
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
•to determine various capital allocation initiatives such as mergers and acquisitions, share repurchases, and delevering.

The tables below provide information about our revenues, expenses, and Segment Adjusted EBITDAR and provide a reconciliation to net income (loss).

	For the three months ended September 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$708.3	$291.8	$147.5	$341.9	$348.4	$4.0	$(1.9)	$1,840.0
Less:
Gaming taxes	(285.8)	(58.0)	(26.3)	(89.4)	(234.0)
Compensation and benefits	(106.4)	(58.2)	(35.4)	(56.2)	(22.3)
Media and advertising (3)					(39.8)
Other segment items (4)	(108.0)	(67.3)	(34.9)	(61.8)	(70.6)
Segment Adjusted EBITDAR (5)	$208.1	$108.3	$50.9	$134.5	$(18.3)			$483.5

Other operating benefits (costs) and other income (expenses):
Other category (6)	(31.6)
Rent expense associated with triple net operating leases (7)	(167.9)
Stock-based compensation	(15.6)
Cash-settled stock-based awards variance	4.2
Pre-opening expenses	(1.8)
Depreciation and amortization	(123.8)
Impairment loss (8)	(8.0)
Non-operating items of equity method investments (9)	(0.5)
Interest expense, net	(105.8)
Interest income	3.7
Other	(2.1)
Income before income taxes	34.3
Income tax expense	(1.7)
Net income	$32.6
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $191.4 million for the three months ended September 30, 2026.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising and media expenses across various platforms for the Hollywood-branded iCasino, theScore Bet, and theScore iCasino apps. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $30.4 million for the three months ended September 30, 2026.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; and (iii) VICI Master Lease.
(8)Relates to an impairment charge in our South segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.

	For the three months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$690.5	$291.0	$138.3	$298.3	$297.7	$4.1	$(2.6)	$1,717.3
Less:
Gaming taxes	(281.8)	(58.3)	(25.3)	(78.2)	(187.1)
Compensation and benefits	(104.0)	(60.8)	(31.8)	(46.9)	(31.9)
Media and advertising (3)					(73.0)
Other segment items (4)	(106.8)	(74.2)	(30.1)	(54.1)	(82.3)
Segment Adjusted EBITDAR (5)	$197.9	$97.7	$51.1	$119.1	$(76.6)			$389.2

Other operating benefits (costs) and other income (expenses):
Other category (6)	(36.2)
Rent expense associated with triple net operating leases (7)	(158.1)
Stock-based compensation	(16.8)
Cash-settled stock-based awards variance	2.9
Pre-opening expenses	(9.6)
Depreciation and amortization	(114.2)
Impairment loss (8)	(825.0)
Non-operating items of equity method investments (9)	(1.1)
Interest expense, net	(97.2)
Interest income	2.3
Other	4.0
Loss before income taxes	(859.8)
Income tax expense	(5.3)
Net loss	$(865.1)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $139.5 million for the three months ended September 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $37.5 million related to the Sportsbook Agreement and $14.5 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses across various platforms for the Hollywood-branded iCasino, theScore Bet, and theScore iCasino apps. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to an impairment charge in our Interactive segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.

	For the nine months ended September 30, 2026
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,127.0	$874.9	$444.9	$968.4	$1,056.0	$14.8	$(9.6)	$5,476.4
Less:
Gaming taxes	(867.8)	(185.9)	(78.4)	(257.1)	(699.4)
Compensation and benefits	(317.7)	(173.4)	(102.4)	(154.9)	(76.2)
Media and advertising (3)					(101.1)
Other segment items (4)	(318.7)	(194.1)	(104.2)	(170.2)	(218.0)
Segment Adjusted EBITDAR (5)	$622.8	$321.5	$159.9	$386.2	$(38.7)			$1,451.7

Other operating benefits (costs) and other income (expenses):
Other category (6)	(94.9)
Rent expense associated with triple net operating leases (7)	(494.4)
Stock-based compensation	(47.2)
Cash-settled stock-based awards variance	10.2
Pre-opening expenses	(29.0)
Depreciation and amortization	(358.6)
Impairment loss (8)	(8.0)
Non-operating items of equity method investments (9)	(2.8)
Interest expense, net	(307.7)
Interest income	7.6
Loss on early extinguishment of debt	(1.8)
Other (10)	(45.2)
Income before income taxes	79.9
Income tax expense	(17.5)
Net income	$62.4
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $562.7 million for the nine months ended September 30, 2026.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

(3)Includes advertising and media expenses across various platforms for the Hollywood-branded iCasino, theScore Bet, and theScore iCasino apps. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(6)Primarily represents corporate overhead expenses of $88.1 million for the nine months ended September 30, 2026.
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; and (iii) VICI Master Lease.
(8)Relates to an impairment charge in our South segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)For the nine months ended September 30, 2026, other primarily consisted of transaction costs, non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure, and settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties.

	For the nine months ended September 30, 2025
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Total revenues	$2,083.0	$881.5	$405.7	$878.2	$903.9	$15.1	$(12.6)	$5,154.8
Less:
Gaming taxes	(851.7)	(187.5)	(74.4)	(231.7)	(540.2)
Compensation and benefits	(311.1)	(177.2)	(94.2)	(135.7)	(106.2)
Media and advertising (3)					(235.0)
Other segment items (4)	(318.6)	(211.0)	(86.8)	(156.1)	(250.1)
Segment Adjusted EBITDAR (5)	$601.6	$305.8	$150.3	$354.7	$(227.6)			$1,184.8

Other operating benefits (costs) and other income (expenses):
Other category (6)	(110.5)
Rent expense associated with triple net operating leases (7)	(470.0)
Stock-based compensation	(48.5)
Cash-settled stock-based awards variance	9.2
Pre-opening expenses	(14.5)
Depreciation and amortization	(332.7)
Impairment losses (8)	(840.0)
Non-operating items of equity method investments (9)	(3.3)
Interest expense, net	(303.9)
Interest income	7.6
Gain on financing arrangement (10)	215.1
Loss on early extinguishment of debt	(11.8)
Other	6.0
Loss before income taxes	(712.5)
Income tax expense	(59.4)
Net loss	$(771.9)
(1)Revenues and gaming taxes expense within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $405.6 million for the nine months ended September 30, 2025.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)Includes advertising expenses of $112.5 million related to the Sportsbook Agreement and $43.0 million related to the Investment Agreement with ESPN. Also, includes advertising and media expenses across various platforms for the Hollywood-branded iCasino, theScore Bet, and theScore iCasino apps. Such platforms include television, radio, out-of-home, social media, both paid and organic search, as well as sponsorships and media costs associated with partnerships with major sports leagues, and other professional sports teams.
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
(7)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(8)Relates to impairment charges of $15.0 million in the Midwest segment and $825.0 million in the Interactive segment.
(9)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(10)Relates to the $215.1 million non-cash gain on financing arrangement. See Note 5, “Long-Term Debt.”
The table below presents capital expenditures by segment:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Capital expenditures:
Northeast segment	$19.6	$29.5	$64.4	$74.4
South segment	11.2	16.0	30.6	46.8
West segment	3.6	35.7	11.8	119.0
Midwest segment	22.4	88.0	135.6	204.2
Interactive segment	—	0.2	0.1	3.9
Other	2.4	3.3	8.7	9.0
Total capital expenditures	$59.2	$172.7	$251.2	$457.3
The measure of segment assets is reported on our unaudited Consolidated Balance Sheets as total consolidated assets.
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of September 30, 2026
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$75.4	$—	$1.6	$77.1
Total assets	$1,720.7	$1,236.5	$422.0	$1,407.5	$1,384.8	$7,823.4	$13,994.9

Balance sheet as of December 31, 2025
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$77.8	$—	$1.5	$79.4
Total assets	$1,815.6	$1,295.2	$427.6	$1,567.5	$1,530.0	$7,632.6	$14,268.5
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
Strategic Overview
We believe that our portfolio of assets provides us with the benefit of geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. Our sports media assets and proprietary OSB and iCasino technology reinforce our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment. Additionally, our iCasino-forward strategy with long-term alignment to our core business will focus on cross-sell opportunities across our ecosystem and enhanced connectivity to our PENN Play loyalty program.
Digital Strategy
Our digital strategy prioritizes our U.S. iCasino and Canadian iCasino and OSB operations. We offer OSB in the U.S. and Canada under theScore Bet brand which serves as a top-of-funnel customer acquisition and cross-sell channel. Our iCasino strategy is aligned with our core business, which emphasizes cross-sell opportunities across our ecosystem and enhanced connectivity with our PENN Play loyalty program. Our Hollywood-branded iCasino remains integrated into our OSB product in U.S. jurisdictions where permitted, in addition to serving as a standalone iCasino app in both the U.S. and Canada. We also operate theScore iCasino, which is integrated into theScore Bet OSB app in Canada in addition to a standalone iCasino app under theScore brand in Canada.

Development Pipeline
On September 14, 2026, the Company broke ground on a development project to relocate its Ameristar Council Bluffs riverboat casino operations to a new, land-based property to be rebranded as Hollywood Casino Council Bluffs (“HCCB”). Under the proposed plan, the new HCCB is expected to include roughly 125,000 square feet of new development, approximately 1,000 slots, 25 live table games, and two new dining experiences. The new facility will complement the existing retail sportsbook, over 160-room hotel, and dining options in the landside portion of the current infrastructure. The project is anticipated to cost between $180.0 million and $200.0 million and is expected to open in 2028. GLPI has committed to finance, at PENN’s request, up to $150.0 million of the project at a 7.1% cap rate, which may be structured at PENN’s option as either rent or a 5-year term loan that is prepayable at any time without penalty.
On August 17, 2026, the Company announced plans to invest approximately $195.0 million to relocate its Boomtown Casino New Orleans (“BCNO”) riverboat casino operations to a new landside property on adjacent land and rebrand the property as Hollywood Casino New Orleans (“HCNO”). Under the proposed plan, the new HCNO is expected to open in 2029 and will include roughly 140,000 square feet of new development, approximately 875 slot machines, 45 live table games, a retail sportsbook, and multiple dining options. The existing riverboat will be vacated upon opening of the new landside property. PENN expects to finance the project with cash on hand, but may also access its balance sheet or other sources of liquidity.
Recently Completed Development Projects
The project to relocate the riverboat casino operations of Hollywood Casino Aurora (“Aurora”) to a new, land-based facility (the “Aurora Project”) opened on June 24, 2026. The facility features approximately 1,200 gaming positions, including high-limit slots and table games, a baccarat room and a sportsbook. The property also includes a premium hotel with 226 rooms and suites, outdoor entertainment area, full-service spa, high-quality bars and restaurants including Sorella by Giada and Boulevard Food & Drink Hall, an approximately 12,000-square-foot event center with meeting areas, and roughly 1,700 parking spaces. The Aurora Project included the transfer of certain parcels of land from the City of Aurora and up to $50.0 million of the project will be funded by the city through tax increment financing bonds. We received $216.3 million in funding from GLPI on June 24, 2026 (representing the $225.0 million commitment of GLPI less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project), resulting in a $17.4 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease. Additionally, the Company has received $35.9 million from the City of Aurora as of November 4, 2026.
The new hotel tower at Hollywood Casino Columbus (“Columbus” and the project to develop the hotel tower, the “Columbus Project”) opened on June 12, 2026. The 203-room hotel represents a major expansion, offering guests modern, upscale accommodations at the city’s premier gaming, dining, and entertainment experience. The 150,000-square-foot tower features 183 standard rooms and 20 luxury suites, a full-service bar and restaurant, conference rooms, a fitness center, and an outdoor seating terrace. We did not request or receive any funding from GLPI for the Columbus Project.

The second hotel tower at M Resort Spa Casino (“M Resort” and the project to develop the second hotel tower, the “M Resort Project”) opened on December 1, 2025. The M Resort Project added 375 rooms to the Company’s property south of the Las Vegas Strip, bringing its total to 765 rooms and suites. Along with the rooms, the project includes expanded meeting space, updated amenities, and additional local partnerships. On November 3, 2025, the Company received the full $150.0 million in committed funding from GLPI for the M Resort Project, resulting in an $11.7 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease.
The project to relocate the riverboat casino operations of Hollywood Casino Joliet (“Joliet”) to a new, state-of-the-art land-based facility (the “Joliet Project”) opened on August 11, 2025. The best-in-class property features approximately 1,000 slots and 43 live table games, including high-limit slots and table games, a baccarat room, and a retail sportsbook. Its unique bars and restaurants include Sorellina by Giada De Laurentiis and Boulevard Food & Drink Hall. Additional features of the new property include an approximately 10,000-square-foot, all-ages event center with meeting areas, and approximately 1,330 parking spaces. On August 1, 2025, the Company received the full $130.0 million in committed funding from GLPI for the Joliet Project, resulting in a $10.1 million increase in annual rent, subject to annual escalation pursuant to the 2023 Master Lease.

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
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, historical horse racing gaming terminals, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations, and emerging prediction markets. See the “Segment Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” section below for a discussion of our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our online offerings from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by actual or perceived weakened general economic conditions, such as recessions, inflation, rising interest rate environments, tight credit conditions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, global hostilities, political or social unrest, and the effects of pandemics. In addition, visitation and the volume of play have historically been negatively affected by significant construction surrounding our properties, adverse regional weather conditions, and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The majority of our revenues consist of gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 86% of our gaming revenue for both the nine months ended September 30, 2026 and 2025) and, to a lesser extent, table games, OSB, and iCasino. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Key performance indicators related to online gaming revenue, including OSB and iCasino, are handle, which is a volume indicator, and “win” or “hold” percentage. Our OSB win percentage is in the range of approximately 4.6% to 9.8% of online handle, and our iCasino win percentage is in the range of approximately 1.6% to 5.8% of online handle.
For online gaming, customers deposit cash into their online accounts for use in OSB and iCasino play. Liabilities are recognized for online player account funds that have not been withdrawn and for wagers that have been placed on events that have not yet occurred. OSB handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for any bonus funds deposited into player accounts. Given that OSB wagers are made based on the outcomes of future sporting events, the win or hold percentage can vary based on the bet type (i.e., straight wagers versus parlay wagers). Online slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of online progressive jackpots. Given the stability in our online slot hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages. Online table game hold is the amount of handle that is retained and recorded as gaming revenue. Our online table game hold percentages are fairly stable as we do not regularly experience high-value online play, which can lead to volatility in hold percentages. Given the stability in our online table game hold percentages on a historical basis, we have not experienced significant impacts to the results of our operations or cash flows from changes in these percentages.
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
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. The Northeast, South, West, and Midwest segments (referred to as our “retail segments”) primarily generate revenue from gaming operations (such as slot machines and table games), food and beverage offerings, and hotel visitation. The Interactive segment includes all of our OSB, iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, and media operations.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Revenues:
Northeast segment	$708.3	$690.5	$2,127.0	$2,083.0
South segment	291.8	291.0	874.9	881.5
West segment	147.5	138.3	444.9	405.7
Midwest segment	341.9	298.3	968.4	878.2
Interactive segment	348.4	297.7	1,056.0	903.9
Other (1)	4.0	4.1	14.8	15.1
Intersegment eliminations (2)	(1.9)	(2.6)	(9.6)	(12.6)
Total	$1,840.0	$1,717.3	$5,476.4	$5,154.8

Net income (loss)	$32.6	$(865.1)	$62.4	$(771.9)

Segment Adjusted EBITDAR (3):
Northeast segment	$208.1	$197.9	$622.8	$601.6
South segment	108.3	97.7	321.5	305.8
West segment	50.9	51.1	159.9	150.3
Midwest segment	134.5	119.1	386.2	354.7
Interactive segment	(18.3)	(76.6)	(38.7)	(227.6)
Other (1)	(31.6)	(36.2)	(94.9)	(110.5)
Rent expense associated with triple net operating leases (4)	(167.9)	(158.1)	(494.4)	(470.0)
Consolidated Adjusted EBITDA (5)	$284.0	$194.9	$862.4	$604.3
(1)The Other category, included in the tables to reconcile the segment information to the consolidated information, consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead, which consists of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to a reportable segment or have not otherwise been allocated. Corporate overhead was $30.4 million and $34.0 million for the three months ended September 30, 2026 and 2025, respectively, and $88.1 million and $108.7 million for the nine months ended September 30, 2026 and 2025, respectively. Corporate overhead for the three and nine months ended September 30, 2025 included $3.9 million and $21.0 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)See definition of “Segment Adjusted EBITDAR” within the “Reportable Segment Measures” section below.
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease (for the period January 1, 2025 to September 30, 2025); (iv) Greektown Lease (for the period January 1, 2025 to September 30, 2025); and (v) VICI Master Lease (for the period January 1, 2026 to September 30, 2026).
(5)See definition of “Consolidated Adjusted EBITDA” within the “Non-GAAP Financial Measure” section below.

Consolidated Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$1,371.2	$1,325.2	$46.0	3.5%	$4,102.1	$3,991.2	$110.9	2.8%
Food, beverage, hotel, and other	468.8	392.1	76.7	19.6%	1,374.3	1,163.6	210.7	18.1%
Total revenues	$1,840.0	$1,717.3	$122.7	7.1%	$5,476.4	$5,154.8	$321.6	6.2%
Gaming revenues for the three months ended September 30, 2026 increased by $46.0 million compared to the corresponding prior year period. Increased spend per visit contributed to the growth in gaming revenues at our retail segments. The openings of the recent development projects, as described above in the “Executive Overview,” contributed to increases in gaming revenues during the current year period. In our Interactive segment, online gaming revenues decreased as growth in our iCasino revenues was offset by decreases in OSB revenues due to lower handle compared to the corresponding prior year period.
Gaming revenues for the nine months ended September 30, 2026 increased by $110.9 million compared to the corresponding prior year period. Increased spend per visit contributed to the growth in gaming revenues at our Northeast, West, and Midwest segments. The openings of the recent development projects, as described above in the “Executive Overview,” contributed to increases in gaming revenues during the current year period. In our Interactive segment, online gaming revenues decreased as growth in our iCasino revenues was offset by decreases in OSB revenues due to lower handle compared to the corresponding prior year period. Increases in gaming revenues at our Northeast, West, and Midwest segments were also offset by a decrease in gaming revenues within our South segment as new supply negatively affected visitation and weather events negatively affected revenues during the first quarter of 2026.
Food, beverage, hotel, and other revenues for the three and nine months ended September 30, 2026 increased by $76.7 million and $210.7 million, respectively, compared to the corresponding prior year periods. For the three and nine months ended September 30, 2026, the increases were primarily due to increases in gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $51.9 million and $157.1 million, respectively, compared to the corresponding prior year periods. Additionally, the recent openings of our new hotel tower at Columbus, second hotel tower at M Resort, new land-based Aurora facility, and new land-based Joliet facility contributed to increases in hotel and food and beverage revenues within our Northeast, West, and Midwest segments.
See “Segment Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” below for more detailed explanations of the fluctuations in revenues.

Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Operating expenses
Gaming	$815.0	$852.4	$(37.4)	(4.4)%	$2,456.2	$2,575.9	$(119.7)	(4.6)%
Food, beverage, hotel, and other	345.5	284.2	61.3	21.6%	1,008.6	831.1	177.5	21.4%
General and administrative	420.4	417.9	2.5	0.6%	1,289.1	1,231.2	57.9	4.7%
Depreciation and amortization	123.8	114.2	9.6	8.4%	358.6	332.7	25.9	7.8%
Impairment losses	8.0	825.0	(817.0)	(99.0)%	8.0	840.0	(832.0)	(99.0)%
Total operating expenses	$1,712.7	$2,493.7	$(781.0)	(31.3)%	$5,120.5	$5,810.9	$(690.4)	(11.9)%
Gaming expenses primarily consist of gaming taxes, payroll, marketing and promotional expenses, and other expenses associated with our gaming operations. Gaming expenses for the three and nine months ended September 30, 2026 decreased by $37.4 million and $119.7 million, respectively, compared to the corresponding prior year periods, due primarily to decreases in marketing expenses at our Interactive segment. During the corresponding prior year periods, we incurred additional marketing expenses to support our promotion of ESPN BET within our Interactive segment. The decrease in gaming expenses was partially offset by increases in gaming taxes at our Northeast, Midwest, and West segments related to increased gaming revenues as discussed above.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and nine months ended September 30, 2026 increased by $61.3 million and $177.5 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming tax reimbursement amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and lobbying expenses, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense, pre-opening expenses, acquisition and transaction costs, gains and losses on disposal of assets, insurance recoveries, net of deductible charges, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock-based awards (including changes in fair value thereto), and rent expense associated with our triple net operating leases.
For the three months ended September 30, 2026, general and administrative expenses remained relatively flat. For the nine months ended September 30, 2026, general and administrative expenses increased by $57.9 million compared to the corresponding prior year period, primarily due to transaction costs and pre-opening expenses related to the Aurora Project and the Columbus Project, as well as increases in rent expense due to the 2023 Master Lease modifications associated with the Aurora, M Resort, and Joliet Projects, as discussed above in the “Executive Overview.” For the nine months ended September 30, 2026, general and administrative expenses also included settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties, as well as non-recurring restructuring charges (primarily severance) related to the Company’s new corporate organizational structure. For the three and nine months ended September 30, 2025, general and administrative expenses also included legal and advisory costs related to activist activity incurred in connection with our 2025 annual meeting of shareholders of $3.9 million and $21.0 million, respectively.
Depreciation and amortization for the three and nine months ended September 30, 2026 increased $9.6 million and $25.9 million, respectively, compared to the corresponding prior year periods, primarily due to the opening of our development projects: M Resort (December 1, 2025), Columbus (June 12, 2026), and Aurora (June 24, 2026). Additionally, depreciation and amortization for the nine months ended September 30, 2026 further increased due to the opening of Joliet (August 11, 2025).

Impairment losses for the three and nine months ended September 30, 2026 relate to a non-cash impairment charge of $8.0 million at our BCNO property on its trademark. As a result of the strategic decision to rebrand BCNO, the Company reassessed the indefinite-lived classification of the BCNO trademark and concluded the trademark is no longer considered to have an indefinite useful life. The Company performed a quantitative impairment test, then assigned the remaining carrying amount a finite useful life of approximately 36 months.
Impairment losses for the three months ended September 30, 2025 related to a non-cash impairment charge of $825.0 million at our Interactive segment on its goodwill. The impairment resulted from the Company’s realignment of its digital strategy following the mutual decision for an early termination of our Sportsbook Agreement with ESPN (as defined in Note 2, “Significant Accounting Policies and Basis of Presentation” to the unaudited Consolidated Financial Statements). The nine months ended September 30, 2025 also included a non-cash impairment charge of $15.0 million related to the Ameristar Council Bluffs trademark within the Midwest segment as a result of the strategic decision to rebrand the property.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Other income (expenses)
Interest expense, net	$(105.8)	$(97.2)	$(8.6)	8.8%	$(307.7)	$(303.9)	$(3.8)	1.3%
Interest income	$3.7	$2.3	$1.4	60.9%	$7.6	$7.6	$—	—%
Income from unconsolidated affiliates	$9.3	$8.2	$1.1	13.4%	$26.2	$29.1	$(2.9)	(10.0)%
Gain on financing arrangement	$—	$—	$—	N/M	$—	$215.1	$(215.1)	N/M
Loss on early extinguishment of debt	$—	$—	$—	N/M	$(1.8)	$(11.8)	$10.0	(84.7)%
Other	$(0.2)	$3.3	$(3.5)	N/M	$(0.3)	$7.5	$(7.8)	N/M
Income tax expense	$(1.7)	$(5.3)	$3.6	(67.9)%	$(17.5)	$(59.4)	$41.9	(70.5)%
N/M - Not meaningful
Interest expense, net increased by $8.6 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior year periods. The increases were primarily due to a reduction in capitalized interest upon completion of the recent development projects, as described above in the “Executive Overview,” and additional interest expense associated with the Company’s issuance of $600.0 million aggregate principal amount of 6.75% senior unsecured notes in the first quarter of 2026. The increases in both periods were partially offset by a 50-basis-point reduction in interest rates on our Amended Term Loan B Facility resulting from the Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement. For the nine months ended September 30, 2026, the increase in interest expense, net was further offset by the first quarter of 2025 including interest expense related to the Company’s financing arrangement, which upon derecognition, resulted in the “Gain on financing arrangement” described below. See Note 5, “Long-Term Debt” to the unaudited Consolidated Financial Statements for additional details.
Interest income increased by $1.4 million for the three months ended September 30, 2026 compared to the corresponding prior year period, primarily due to the increase in cash and cash equivalents allowing us to increase the amount invested in money market funds, which we use for short term investing. Interest income for the nine months ended September 30, 2026 remained flat compared to the prior year period.
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

Loss on early extinguishment of debt for the current period relates to the refinancing transactions of the Company’s Amended Credit Facilities in the second quarter of 2026. The loss on early extinguishment of debt for the corresponding prior year period relates to the repurchase of the 2.75% convertible notes due 2026 (the “Convertible Notes”). For further discussion on the refinancing and repurchase transactions, see Note 5, “Long-Term Debt” to the unaudited Consolidated Financial Statements.
Other primarily consisted of foreign currency revaluation for the three and nine months ended September 30, 2026. The corresponding prior year period primarily consisted of realized and unrealized gains and losses on equity securities held by PENN Interactive, as well as miscellaneous income and expense items. The equity securities were sold during the second quarter of 2025.
Income tax expense was $1.7 million and $17.5 million for the three and nine months ended September 30, 2026, respectively, as compared to an expense of $5.3 million and $59.4 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes), including discrete items was 3.5% and 13.1% for the three and nine months ended September 30, 2026, respectively.
We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The change in the effective tax rate for the three and nine months ended September 30, 2026, as compared to the corresponding prior periods was primarily due to: (i) excluding certain foreign losses for which no tax benefit can be recognized in our worldwide effective tax rate calculation; (ii) non-deductible permanent items; (iii) state taxes; and (iv) changes in uncertain tax positions. See Note 8, “Income Taxes” to the unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate may vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. These and other factors, including our history and projections of pre-tax earnings, are considered in assessing the realizability of our net deferred tax assets.
On June 29, 2026, the Indiana Supreme Court ruled in the Company’s favor with respect to its Indiana wagering tax add-back position for the 2015 through 2017 tax years, reversing a prior decision of the Indiana Tax Court. As a result of the ruling, the Company recognized a discrete tax benefit during the second quarter of 2026 related to the 2015 through 2017 tax years. During the third quarter of 2026, the Company was notified by the Indiana Department of Revenue (“DOR”) that the 2018 through 2021 tax years will be reassessed consistent with the Supreme Court ruling. As a result, the Company reversed the previously recorded unrecognized tax benefits and corresponding accrued interest, which was recognized as a discrete tax benefit during the third quarter of 2026 related to the 2018 through 2021 tax years. The Company continues to maintain reserves associated with the remaining open tax years pending further resolution of these periods with the DOR.

Segment Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$629.5	$617.2	$12.3	2.0%	$1,899.7	$1,863.5	$36.2	1.9%
Food, beverage, hotel, and other	78.8	73.3	5.5	7.5%	227.3	219.5	7.8	3.6%
Total revenues	$708.3	$690.5	$17.8	2.6%	$2,127.0	$2,083.0	$44.0	2.1%

Adjusted EBITDAR	$208.1	$197.9	$10.2	5.2%	$622.8	$601.6	$21.2	3.5%
Adjusted EBITDAR margin	29.4%	28.7%		70 bps	29.3%	28.9%		40 bps
The Northeast segment’s revenues for the three and nine months ended September 30, 2026 increased by $17.8 million and $44.0 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming revenues, particularly slots revenues, as well as increases in hotel revenue. The current year periods benefited from the opening of the new hotel tower at Columbus on June 12, 2026.
For the three and nine months ended September 30, 2026, the Northeast segment’s Adjusted EBITDAR increased $10.2 million and $21.2 million, respectively, and Adjusted EBITDAR margin increased to 29.4% and 29.3%, respectively, primarily due to increases in revenues discussed above.
South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$216.0	$215.2	$0.8	0.4%	$653.7	$660.8	$(7.1)	(1.1)%
Food, beverage, hotel, and other	75.8	75.8	—	—%	221.2	220.7	0.5	0.2%
Total revenues	$291.8	$291.0	$0.8	0.3%	$874.9	$881.5	$(6.6)	(0.7)%

Adjusted EBITDAR	$108.3	$97.7	$10.6	10.8%	$321.5	$305.8	$15.7	5.1%
Adjusted EBITDAR margin	37.1%	33.6%		350 bps	36.7%	34.7%		200 bps
The South segment’s revenues for the three months ended September 30, 2026 increased by $0.8 million, compared to the prior year period, due to an increase in gaming revenues.
The South segment’s revenues for the nine months ended September 30, 2026 decreased by $6.6 million, compared to the prior year period, primarily due to a decrease in gaming revenues as increased competition and severe weather events negatively affected several of our properties during the first quarter of 2026, partially offset by an increase in food and beverage revenues.
For the three and nine months ended September 30, 2026, the South segment’s Adjusted EBITDAR increased by $10.6 million and $15.7 million, respectively, and Adjusted EBITDAR margin increased to 37.1% and 36.7%, respectively, primarily due to decreases in general and administrative expenses and labor costs. For the nine months ended September 30, 2026, Adjusted EBITDAR and Adjusted EBITDAR margin further increased due to a one-time favorable adjustment related to a legal accrual in the first quarter of 2026.

West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$99.4	$98.4	$1.0	1.0%	$299.7	$287.2	$12.5	4.4%
Food, beverage, hotel, and other	48.1	39.9	8.2	20.6%	145.2	118.5	26.7	22.5%
Total revenues	$147.5	$138.3	$9.2	6.7%	$444.9	$405.7	$39.2	9.7%

Adjusted EBITDAR	$50.9	$51.1	$(0.2)	(0.4)%	$159.9	$150.3	$9.6	6.4%
Adjusted EBITDAR margin	34.5%	36.9%		(240) bps	35.9%	37.0%		(110) bps
The West segment’s revenues for the three and nine months ended September 30, 2026 increased by $9.2 million and $39.2 million, respectively, compared to the corresponding prior year periods, due to increases in both gaming revenues and food, beverage, hotel, and other revenues. Increases during the three and nine months ended September 30, 2026 were driven primarily by the opening of the second hotel tower at M Resort on December 1, 2025.
For the three months ended September 30, 2026, the West segment’s Adjusted EBITDAR decreased by $0.2 million and Adjusted EBITDAR margin decreased to 34.5%, primarily due to increases in general and administrative expenses and labor costs.
For the nine months ended September 30, 2026, the West segment’s Adjusted EBITDAR increased by $9.6 million primarily due to the increases in revenues discussed above. Adjusted EBITDAR margin decreased to 35.9% primarily due to a one-time favorable adjustment in the prior year period coupled with a one-time unfavorable legal settlement in the current year period, as well as increases in general and administrative expenses.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$299.7	$265.1	$34.6	13.1%	$857.1	$781.3	$75.8	9.7%
Food, beverage, hotel, and other	42.2	33.2	9.0	27.1%	111.3	96.9	14.4	14.9%
Total revenues	$341.9	$298.3	$43.6	14.6%	$968.4	$878.2	$90.2	10.3%

Adjusted EBITDAR	$134.5	$119.1	$15.4	12.9%	$386.2	$354.7	$31.5	8.9%
Adjusted EBITDAR margin	39.3%	39.9%		(60) bps	39.9%	40.4%		(50) bps
The Midwest segment’s revenues for the three and nine months ended September 30, 2026 increased by $43.6 million and $90.2 million, respectively, compared to the corresponding prior year periods, primarily due to increases in gaming revenues driven by the relocations of Aurora and Joliet from riverboat casino operations to new land-based facilities that opened on June 24, 2026 and August 11, 2025, respectively.
For the three and nine months ended September 30, 2026, the Midwest segment’s Adjusted EBITDAR increased by $15.4 million and $31.5 million, respectively, due to the increase in revenues discussed above.
For the three months ended September 30, 2026, Adjusted EBITDAR margin decreased to 39.3%, primarily due to increases in labor costs and marketing expenses, partially offset by the increases in revenue discussed above. For the nine months ended September 30, 2026, the Adjusted EBITDAR margin decreased to 39.9%, primarily due to increases in labor costs and marketing expenses, partially offset by the increases in revenue discussed above and a one-time favorable property tax adjustment in the current year period.

Interactive Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Gaming	$126.6	$129.3	$(2.7)	(2.1)%	$391.9	$398.4	$(6.5)	(1.6)%
Food, beverage, hotel, and other (1)	221.8	168.4	53.4	31.7%	664.1	505.5	158.6	31.4%
Total revenues	$348.4	$297.7	$50.7	17.0%	$1,056.0	$903.9	$152.1	16.8%

Adjusted EBITDA	$(18.3)	$(76.6)	$58.3	(76.1)%	$(38.7)	$(227.6)	$188.9	(83.0)%
Adjusted EBITDA margin	(5.3)%	(25.7)%		N/M	(3.7)%	(25.2)%		N/M
(1) - “Food, beverage, hotel, and other” only includes “other” revenue.
N/M - Not meaningful
The Interactive segment’s revenues for the three and nine months ended September 30, 2026 increased by $50.7 million and $152.1 million, respectively, compared to the corresponding prior year periods, primarily due to increases in other revenues. Other revenues include gaming tax amounts related to third-party OSB and/or iCasino partners for OSB and iCasino market access of $191.4 million and $139.5 million for the three months ended September 30, 2026 and 2025, respectively, and $562.7 million and $405.6 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, online gaming revenues decreased as growth in our iCasino revenues was offset by decreases in OSB revenues due to lower handle compared to the corresponding prior year periods.
For the three and nine months ended September 30, 2026, the Interactive segment’s Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to decreases in marketing expense, general and administrative expenses, and labor costs.
Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Revenues
Food, beverage, hotel, and other	$4.0	$4.1	$(0.1)	(2.4)%	$14.8	$15.1	$(0.3)	(2.0)%
Total revenues	$4.0	$4.1	$(0.1)	(2.4)%	$14.8	$15.1	$(0.3)	(2.0)%

Adjusted EBITDAR	$(31.6)	$(36.2)	$4.6	(12.7)%	$(94.9)	$(110.5)	$15.6	(14.1)%
Other consists of the Company’s standalone racing operations, as well as corporate overhead expenses, which primarily include certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to a reportable segment or have not otherwise been allocated. Revenues for the three and nine months ended September 30, 2026 remained relatively flat compared to the prior year periods.
Corporate overhead expenses were $30.4 million and $34.0 million for the three months ended September 30, 2026 and 2025, respectively, and $88.1 million and $108.7 million for the nine months ended September 30, 2026 and 2025, respectively. Corporate overhead expenses for the three and nine months ended September 30, 2025 included $3.9 million and $21.0 million, respectively, of legal and advisory costs related to activist activity in connection with our 2025 annual meeting of shareholders.
Changes in Adjusted EBITDAR for the three and nine months ended September 30, 2026 primarily relate to the prior year periods including $3.9 million and $21.0 million, respectively, of legal and advisory costs as described above.

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
Consolidated Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Consolidated Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts, and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more standalone basis, gaming companies, including us, have historically excluded from their Consolidated Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Consolidated Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Consolidated Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measure
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Consolidated Adjusted EBITDA, which is a non-GAAP financial measure:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$32.6	$(865.1)	$62.4	$(771.9)
Income tax expense	1.7	5.3	17.5	59.4
Interest expense, net	105.8	97.2	307.7	303.9
Interest income	(3.7)	(2.3)	(7.6)	(7.6)
Income from unconsolidated affiliates	(9.3)	(8.2)	(26.2)	(29.1)
Gain on financing arrangement	—	—	—	(215.1)
Loss on early extinguishment of debt	—	—	1.8	11.8
Other (income) expenses	0.2	(3.3)	0.3	(7.5)
Operating income (loss)	127.3	(776.4)	355.9	(656.1)
Stock-based compensation (1)	15.6	16.8	47.2	48.5
Cash-settled stock-based award variance (1)(2)	(4.2)	(2.9)	(10.2)	(9.2)
Pre-opening expenses (1)	1.8	9.6	29.0	14.5
Depreciation and amortization	123.8	114.2	358.6	332.7
Impairment losses (3)	8.0	825.0	8.0	840.0
Income from unconsolidated affiliates	9.3	8.2	26.2	29.1
Non-operating items of equity method investments (4)	0.5	1.1	2.8	3.3
Other (1)(5)	1.9	(0.7)	44.9	1.5
Consolidated Adjusted EBITDA	$284.0	$194.9	$862.4	$604.3
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
(3)For the three and nine months ended September 30, 2026, impairment charges included $8.0 million in the South segment. For the three months ended September 30, 2025, impairment charges included $825.0 million in the Interactive segment. For the nine months ended September 30, 2025, impairment charges also included $15.0 million in the Midwest segment.
(4)Consists primarily of depreciation expense associated with our Kansas Entertainment joint venture.
(5)For the nine months ended September 30, 2026, other primarily consisted of transaction costs, non-recurring restructuring charges, primarily severance, related to the Company’s new corporate organizational structure, and settlement costs and related legal and advisory fees associated with the Cooperation Agreement with HG Vora Capital Management, LLC and related parties.

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

	For the nine months ended September 30,		Change
(dollars in millions)	2026	2025	$	%
Net cash provided by operating activities	$626.4	$401.0	$225.4	56.2%
Net cash used in investing activities	$(33.4)	$(303.3)	$269.9	(89.0)%
Net cash used in financing activities	$(231.7)	$(129.0)	$(102.7)	79.6%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities increased by $225.4 million for the nine months ended September 30, 2026, primarily due to increased earnings from our retail and Interactive reportable segments. Additionally, operating cash flows benefited from favorable working capital changes driven by the timing of deposits, as well as the reversal of previously recognized tax liabilities following the favorable resolution of the Indiana tax matter, discussed further within the “Consolidated Comparison of the Three and Nine Months Ended September 30, 2026 and 2025” section above.
Investing Cash Flow
Cash used in investing activities during the nine months ended September 30, 2026 was $33.4 million, primarily related to capital expenditures of $251.2 million, offset by proceeds of $216.3 million from the sale-and-lease back of real estate assets for the new Aurora facility (representing GLPI’s full $225.0 million commitment less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project). Cash used in investing activities during the nine months ended September 30, 2025 was $303.3 million and primarily related to capital expenditures of $457.3 million, offset by the receipt of the full $130.0 million in committed funding from GLPI for the sale-and-lease back of real estate assets of the new Joliet facility.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance capital (replacement) which is inclusive of projects such as investment in casino enhancements, non-gaming amenities and technology. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the nine months ended September 30, 2026 and 2025, as applicable.
For the year ending December 31, 2026, we anticipate maintenance and project capital expenditures of approximately $220.0 million and $170.0 million, respectively, of which $111.5 million and $139.7 million, respectively, were incurred during the nine months ended September 30, 2026. Anticipated maintenance capital expenditures include amounts required under our Triple Net Leases, which require us to spend a specified percentage of total revenues on capital expenditures.
Project capital expenditures primarily relate to the Company’s development projects, including the PENN Development Projects pursuant to our Master Development Agreement with GLPI, as further defined and described in Note 6, “Leases” to the unaudited Consolidated Financial Statements. GLPI committed to fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in aggregate for the Joliet, M Resort, and Columbus Projects, subject to the terms and conditions of the Master Development Agreement. GLPI provided the full committed funding of $130.0 million and $150.0 million for the Joliet and M Resort Projects, respectively, during 2025. In June 2026, GLPI provided $216.3 million in funding for the Aurora Project, representing its full $225.0 million commitment less costs incurred by GLPI with respect to certain land parcels associated with the Aurora Project. We did not request or receive any funding related to the Columbus Project.

Financing Cash Flow
For the nine months ended September 30, 2026, net cash used in financing activities totaled $231.7 million, primarily related to repayments on our credit facilities of $1.4 billion, net payments of $570.0 million on our revolving credit facility, repayment of $106.7 million of our Convertible Notes, principal payments of $75.1 million on our finance leases and financing obligations, $26.2 million in payments on insurance financing, as well as $20.0 million in principal payments on long-term debt, offset by proceeds from issuance of term loans of $1.4 billion and proceeds from issuance of bonds of $600.0 million.
For the nine months ended September 30, 2025, net cash used in financing activities totaled $129.0 million, primarily related to repurchases of $223.8 million of our Convertible Notes, repurchases of $269.4 million of our common stock, principal payments of $72.2 million on our finance leases and finance obligations, $27.1 million in payments on insurance financing, as well as $28.2 million in principal payments on long-term debt, partially offset by net proceeds from our revolving credit facility of $510.0 million.
Debt Issuance and Other Long-Term Obligations
As of September 30, 2026, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.4 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% Notes, $400.0 million outstanding under our 4.125% Notes, $600.0 million outstanding under our 6.75% Notes, and $7.8 million outstanding in other long-term obligations. As of September 30, 2026, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.9 million, resulting in $976.1 million of available borrowing capacity under the Amended Revolving Credit Facility.
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
On April 16, 2026, PENN entered into a Third Amendment (the “Third Amendment Agreement”) to its Second Amended and Restated Credit Agreement (as defined in Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements). The Third Amendment Agreement, among other things, refinanced and extended the term of the Company’s $1.0 billion Amended Revolving Credit Facility and $446.9 million Amended Term Loan A Facility. The Amended Revolving Credit Facility and Amended Term Loan A Facility will mature in April 2031. The interest rate margins applicable to the Amended Revolving Credit Facility and Amended Term Loan A Facility were unchanged by the Third Amendment Agreement, except that the Third Amendment Agreement eliminated the credit spread adjustment applicable to SOFR borrowings under the Amended Revolving Credit Facility and Amended Term Loan A Facility.
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
In May 2026, the Company repaid the remaining $106.7 million principal balance of the Convertible Notes. As of September 30, 2026, the Company had no outstanding balance on the Convertible Notes.
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

As of September 30, 2026, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 5, “Long-Term Debt” in the notes to the unaudited Consolidated Financial Statements for additional information on the Company’s debt and other long-term obligations.
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
No shares of the Company’s common stock were repurchased during the three and nine months ended September 30, 2026.
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
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2026	2025	2026	2025
AR PENN Master Lease	$73.1	$72.0	$219.3	$216.1
2023 Master Lease	70.9	61.5	203.2	181.1
Pinnacle Master Lease	86.6	87.4	260.9	262.2
VICI Master Lease (1)	20.4	—	60.8	—
Margaritaville Lease (1)	—	6.7	—	20.1
Greektown Lease (1)	—	13.5	—	40.0
Morgantown Lease	0.8	0.8	2.4	2.4
Total	$251.8	$241.9	$746.6	$721.9
(1)As discussed in Note 6, “Leases,” prior to December 4, 2025, lease payments made to VICI related to the Margaritaville and Greektown individual triple net leases; effective December 4, 2025, lease payments made to VICI relate to the VICI Master Lease.

Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of price inflation, changes in interest rates on the U.S. economy, economic uncertainty, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will realize the anticipated benefits of our digital and omni-channel strategies; (iv) that we will realize the anticipated benefits of our development projects; and (v) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipate that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail, and online gaming; from acquisitions of gaming properties at reasonable valuations; Greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2025 for a discussion of additional risks, including risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2025. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on the unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to the unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” “look forward to,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, including, but not limited to, projections of revenue, Segment Adjusted EBITDAR, Consolidated Adjusted EBITDA, and other financial measures; the assumptions provided regarding the guidance, including the anticipated benefits and timing of the Company’s development pipeline, other expected internal drivers and external tailwinds; the Company’s expectations regarding cash flow generation and near-term deleveraging; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks (including prediction markets), iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products; the future success of theScore Bet, theScore Casino, Hollywood iCasino and its other digital offerings; the Company’s expectations with respect to share repurchases; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; management’s plans and strategies for future operations, including statements relating to the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the development projects and the anticipated benefits; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development pipeline on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, changes in interest rates, economic downturns, changes in trade policies, and geopolitical and regulatory uncertainty; competition with other retail and online gaming and sports betting, entertainment and sports content experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; our ability to successfully acquire and integrate new properties and operations and achieve expected synergies from acquisitions; the availability of future borrowings under our Amended Credit Facilities or other sources of capital to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; our ability to realize the anticipated benefits of our development projects and our digital and omni-channel strategies; our ability to attract and retain user adoption of theScore Bet, theScore Casino, and Hollywood iCasino apps in a rapidly evolving and highly competitive market; the outcome of any legal proceedings that may be instituted against the Company, or its respective directors, officers or employees; the ability of the Company to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; adverse outcomes of litigation involving the Company; our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, changes in current laws, regulations, rules or other industry standards, and additional factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of September 30, 2026, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.4 billion, consisting of a $441.3 million Amended Term Loan A Facility and a $957.5 million Amended Term Loan B Facility. As of September 30, 2026, we had $976.1 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of September 30, 2026 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	10/1/29 -9/30/30	10/1/30 - 9/30/31	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$600.0	$—	$600.0	$574.5
Average interest rate					6.750%
Fixed rate	$400.0	$—	$—	$—	$—	$—	$400.0	$400.0
Average interest rate	5.625%
Fixed rate	$—	$—	$400.0	$—	$—	$—	$400.0	$375.0
Average interest rate			4.125%
Variable rate	$32.3	$32.3	$32.3	$32.3	$362.1	$907.5	$1,398.8	$1,387.4
Average interest rate (1)	6.746%	6.667%	6.608%	6.630%	6.600%	6.941%
(1)Estimated rate, reflective of forward SOFR as of September 30, 2026 plus the margin over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in the unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and nine months ended September 30, 2026, we incurred unrealized foreign currency translation adjustment losses of $1.6 million and $29.0 million, respectively, compared to unrealized foreign currency translation adjustment loss of $38.2 million and unrealized foreign currency translation adjustment gain of $53.8 million for the three and nine months ended September 30, 2025, respectively, as reported in “Foreign currency translation adjustment” within the unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the nine months ended September 30, 2026. As of September 30, 2026, the remaining availability under our October 2025 Authorization was $750.0 million.
The following table presents shares withheld to pay taxes due upon the vesting of employee restricted stock.

	Total Number of Shares Withheld	Average Price Per Share
July 1, 2026 - July 31, 2026	86,938	$21.36
August 1, 2026 - August 31, 2026	28,258	$19.49
September 1, 2026 - September 30, 2026	48,837	$16.95
Total	164,033	$19.73
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

PENN Entertainment, Inc.
Dated:	November 5, 2026	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)